Form 10KSB
period 2006-03-31
Banner Resources Inc.
filed 2006-06-30
CIK 1324481

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                       Commission file number: 333-128586

                              Banner Resources Inc.
             (Exact name of registrant as specified in its charter)

                  NEVADA                              92-0185596
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

            902 Kings Avenue
     West Vancouver, British Columbia                  V7T 2B7
                  Canada
 (Address of principal executive offices)             (Zip Code)

                                 (604) 926-0508
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
----------------------------------     -----------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------

                    Common Stock, $0.001 par value per share

     Check whether the  registrant  is not required to file reports  pursuant to
Section 13 or Section 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no such disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).             Yes [ ] No [X]

     State the issuer's revenues for its most recent fiscal year: nil

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $439,500 as of June 28, 2006, based on last sale price of the Registrant's stock.

     State the number of shares outstanding of each of issuers classes of common equity, as of the latest practicable date: 6,945,000 shares of common stock, as of June 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transition Small Business Disclosure Format (Check One)

         Yes               No     X
               --------        ------

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS.....................................................2

PART I.........................................................................3

ITEM 1.-DESCRIPTION AND DEVELOPMENT OF BUSINESS................................3

ITEM 2- DESCRIPTION OF PROPERTY...............................................14

ITEM 3- LEGAL PROCEEDINGS.....................................................15

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................15

ITEM 5- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............15

ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS..................................16

ITEM 7- FINANCIAL STATEMENTS............................................17 to 26

ITEM 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE..........................................................27

ITEM 8A- CONTROLS AND PROCEDURES..............................................27

ITEM 8B- OTHER INFORMATION....................................................27

ITEM 9- DIRECTORS AND EXECUTIVE OFFICERS......................................27

ITEM 10- EXECUTIVE COMPENSATION...............................................29

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
 RELATED STOCKHOLDERS MATTERS.................................................29

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................31

ITEM 13- EXHIBITS AND REPORTS ON FORM 8-K.....................................31

ITEM 14- PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................32

SIGNATURES....................................................................33

                           FORWARD-LOOKING STATEMENTS

     We use words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this report. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved identify "forward-looking" statements. This report contains "forward-looking information" which may include, but is not limited to, statements with respect to the following:

     o    the timing of regulatory and permitting matters;

     o    the timing and outcome of our exploration;

     o the estimation of mineral resources and the realization of mineral reserves, if any, based on mineral resource estimates;

     o    estimates related to costs of exploration expenditures;

     o    requirements   for  additional   capital  and  our  ability  to  raise
          additional capital;

     o government regulation of mining operations, environmental risks, reclamation and rehabilitation expenses;

     o    title disputes or claims;

     o    limitations of insurance coverage; and

     o    the future price of gold, silver or other metals.

     Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled "Description and Development of Business" beginning at page 3 of this report and "Management's Discussion and Analysis" beginning at page 16 of this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

     Our management has included projections and estimates in this report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     We qualify all the forward-looking statements contained in this report by the foregoing cautionary statements.

                                     PART I
                                     ------

                ITEM 1 - DESCRIPTION AND DEVELOPMENT OF BUSINESS

                             NAME AND INCORPORATION


                                    Business

History and Organization

Banner Resources Inc. was incorporated under the laws of the state of Nevada on January 24, 2005. We have commenced limited business operations and we are considered an exploration stage company. To date, our activities include organizational matters, preliminary property investigations on the Chita claims, negotiating and purchasing those claims, obtaining a geology report on the Chita claims and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our Company, the founding shareholders of our Company contributed an aggregate of US$5,875 cash in exchange for a total of 5,875,000 shares. As consideration for the acquisition of the Chita claims, we issued 320,000 shares of common stock to Valor Mines Inc. We have no significant assets.

In July 2005, we hired an independent geological consulting services company whose field crew carried out a program of mapping and sampling on the property and filed an assessment report with the BC Ministry of Energy and Mines which keeps the Chita claims in good standing until July 25, 2006. In connection with these activities, we spent $14,000.

We own a 100% interest in seven mineral claims (Chita claims) consisting of an aggregate of 70 units, subject to a 2.5% Net Smelter Return royalty. We can acquire 1.5% of the Net Smelter Return for $1.0 million within 12 months from commencement of commercial production. We agreed to pay Valor Mines advance royalties of approximately $25,000 annually commencing February 1, 2008. If we fail to pay these advance royalties by February 1, 2008, we will have to transfer ownership of the Chita claims back to Valor. We acquired the Chita claims by issuing 320,000 shares of common stock to Valor Mines Inc. The Chita claims are registered in the name of our wholly owned subsidiary, Banner Exploration Ltd.

Between April and July 2005, we raised $22,500 cash from the sale of restricted stock and converted $15,000 of loans payable into stock by issuing 750,000 restricted stock to 10 persons at $0.05 per share.

During our present exploration stage, Mr. Krause, our president and secretary-treasurer, will only be devoting approximately 8 hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months as all exploratory work is being performed by an outside consultant. If, however, the demands of our business require more time of Mr. Krause, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetables to devote more time to our business. However, they may not be able to devote sufficient time to the management of our business, as and when needed.

We are actively reviewing additional natural resources properties in Canada, USA and Africa. However, we have no current plans, arrangements or intentions to acquire any specific property. We have no current plans, arrangements or intentions to enter into a joint venture with any specific party. However, we are always open to speak to third parties to see if we would be inclined to enter into a joint venture.

Our principal office is located at 902 Kings Avenue, West Vancouver, British Columbia, V7T 2B7, and our phone number is (604) 926-0508.

Proposed Business

Our plan of operations is to carry out exploration work on the Chita claims and to ascertain the quantities of base and precious metals. We will not be able to determine whether or not our mineral claims contain a mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. We are presently in the exploration stage and there is no assurance that a mineral deposit exists on the mineral claims until appropriate geological exploration is done and a final comprehensive evaluation is concluded. There are no proven mineral reserves on the mineral claims and our proposed exploration program is entirely exploratory in nature.

The property that is the subject of our mineral claims is undeveloped and do not contain any open-pit or underground mines. There is no mining plant or equipment located on the property.

We will have to engage qualified geologists to conduct the mineral exploration program under industry standards. They will be responsible for hiring personnel and for all appropriate worker-related costs and will bill us for their services. This work is applicable to assessment requirements for the claims. The work outlined in the budget set out above will cover an additional year of tenure maintenance.

The exploration program proposed by Banner is designed to determine whether mineralization (minerals of value occurring in rocks) exists to the extent that further exploration is recommended to outline any such discovered mineralized zones. It is uncertain at this time the precise quantity of minerals in the property that would justify actual mining operations. If we decide to abandon our mineral claims at any stage of our exploration program, we intend to acquire other properties and conduct similar exploration programs. Other properties may be located in the same mining district or we may decide to seek properties in other locations in the Province of British Columbia, the United States, Africa or another part of the world.

Interest in Mineral Claims

We spent $14,000 on the Chita claims and filed an assessment report with the B.C. Ministry of Energy and Mines, which keeps the claims in good standing with the Ministry until July 25, 2006. In order to keep the claims in good standing until July 25, 2007, we have to spend approximately $11,600 (Cad$14,000) on the claims prior to July 25, 2006 and file an assessment report with the B.C. Mineral Titles Branch before July 25, 2006, or we will lose our claims. We anticipate that we will be required to raise additional financing to satisfy this obligation. The mineral claims are recorded in the name of our wholly owned subsidiary, Banner Exploration Ltd.

Acquisition of Chita claims

Pursuant to the Property Acquisition Agreement dated February 1, 2005, Banner acquired a 100% undivided mineral interest in the Chita claims from Valor Mines Inc. ("Valor") and as consideration Banner issued 320,000 common shares to Valor. Valor retained a 2.5% Net Smelter Return Royalty on the mineral claims, but Banner has a right to repurchase 1.5% of the Net Smelter Return Royalty interest at a price of $1,000,000 within 12 months from commencement of commercial production. Under the Property Acquisition Agreement, we will have to pay Valor $25,000 per year as advance royalties commencing February 1, 2008. If we fail to pay Valor the $25,000 by February 1, 2008, we must transfer ownership of the mineral claims back to Valor. Valor has agreed to provide geological consulting services for the claims at standard commercial prices if requested by us.

The Chita claims consist of seven mineral claims representing a total of 70 units that has been staked and recorded as a four post claim. In the Province of British Columbia, each unit equals 25 hectares. The following table sets forth the details of the claim.

       Claim Name         Units        Record Number              Expiry Date
       CHITA              18           358185                     July 25, 2006
       RED #1             1            358186                     July 25, 2006

       Claim Name         Units        Record Number              Expiry Date
       RED #2             1            358187                     July 25, 2006
--------------------------------------------------------------------------------

      Claim Name          Units        Record Number             Expiry Date
      CHITA #2            8            358188                    July 25, 2006
      CHITA #3            12           358189                    July 25, 2006
      CHITA #5            12           360745                    July 25, 2006
      CHITA #6            18           360746                    July 25, 2006

Net Smelter Return means generally the gross proceeds received by the Company from the sale of minerals produced from the Chita claims to a party that is arm's length to the Company, less all amounts previously paid by the Company to Valor before commencement of commercial production of minerals, and less costs related to insurance, transportation, sales, marketing, taxes and charges.

Geology Report

In February 2005, Mr. Glen Macdonald, P.Geo. was hired by Banner to provide an initial Geology Report on the Chita claims (the "Macdonald Report"). Mr. Macdonald has 29 years experience as a consulting geologist. He graduated from the University of British Columbia, Canada, with degrees in Economics in 1971 and Geology in 1973. He is a member of the Association of Professional Engineers and Geoscientists of the Province of British Columbia (No. 20464) and a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta (No. 36214). The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program.

Exploration in 2005

Mr. Macdonald recommended an initial exploration program consisting of geological sampling and mapping program on the property. In July 2005, we hired an independent geological consulting services company whose field crew carried out a program of mapping and sampling on the property and filed an assessment report with the BC Ministry of Energy and Mines which keeps the Chita claims in good standing until July 25, 2006. We have concluded the field work of our initial exploration program and we expect to receive sample analysis and report in the second half of 2006.

Rock samples were selected from various rock units to be analyzed by thin section and whole rock chemical analysis. Several copper mineralized breccia samples were collected to be tested for gold content.

Further work is required to acquire additional samples from the anomalous areas and to trace them out along strike. Geological mapping of the rock units is required. It will be necessary to determine if the geological trend is going off the property and, if so, whether additional claims will be required.

The decision to conduct additional exploration on the Chita claims will be based on the results of the exploration program. The full scope and cost of this additional work will not be known until the completion of the recommended exploration program.

Recommended Exploration Program for 2006/2007

Depending on the results of the initial exploration program, if our geologist recommends a follow-up program in late 2006 or in 2007, we plan to follow-up with more detailed mapping and sampling at an estimated minimum cost of $15,000, assuming adequate financing is available. We may conduct more detailed geophysical surveys utilizing more sensitive geophysical techniques to enhance the data that currently exists on the claims and focus specifically upon the presently known mineralized areas. We will do more prospecting to better understand the significance of the results of the earlier exploration programs and guide future work.

Additionally, we have been reviewing a potentially expanded field season in 2006
(subject   to   final   analysis,    budget   availability,    and   independent
recommendations). We have been approached by our neighboring mineral tenure

Recommended Exploration Program for 2006/2007

Depending on the results of the initial exploration program, if our geologist recommends a follow-up program in 2006/2007, we plan to follow-up with more detailed mapping and sampling at an estimated minimum cost of $15,000, assuming adequate financing is available. We may conduct more detailed geophysical surveys utilizing more sensitive geophysical techniques to enhance the data that currently exists on the claims and focus specifically upon the presently known mineralized areas. We will do more prospecting to better understand the significance of the results of the earlier exploration programs and guide future work.

Additionally, we have been reviewing a potentially expanded field season in 2006 (subject to final analysis, budget availability, and independent recommendations). We have been approached by our neighboring mineral tenure holders to join them in a regional airborne survey (dighem em / magnetic geophysical survey). The advantage to the Company is significant in that being a part of a large regional program is extremely cost effective (overall program in excess of $145,000) with our share being approximately $30,000. If we were to contract the same survey independently the cost would be closer to $50,000. We do not currently have sufficient capital to fund these projects, and we would be required to raise additional financing.

Further, we are also reviewing a program (subject to final analysis, budget availability, and independent recommendations) for a trenching program which would allow geologists to sample "fresh rock" as the surface rocks are extremely weathered and leached (cretaceous period between 65 and 135 million years old). This program will cost us approximately $100,000. We do not currently have sufficient capital to fund this program.

In February 2006, we filed a registration statement to register 3,000,000 shares of our common stock for offer and sale by us at $0.10 per share to raise up to $300,000 on a best efforts basis. As of the date of this report we have not sold any shares in the registered offering. We anticipate we will successfully raise financing during the third quarter of 2006 to finance our proposed exploration programs.

Canadian Mining Law

Work on the claim is governed by the laws of British Columbia. Title to mineral claims are issued and administered by the Mineral Titles Branch, Ministry of Energy and Mines, and title must comply with all provisions under the Mineral Tenure Act (British Columbia). A mineral claim acquires the right to the minerals which were available at the time of location and as defined in the Mineral Tenure Act (British Columbia). There are no surface rights included, but the title holder has the right to use the surface of the claim for mining proposes only. All work carried out on a claim that disturbs the surface by mechanical means requires a Notice of Work and must receive written approval from the District Inspector of Mines prior to commencement.

The following disclosure is from the Macdonald Report.

Location and Access

The Chita claims are located in south-western British Columbia, located southwest of the town of Williams Lake, on the east side of Taseko Lake, southwest British Columbia, Canada.

The Chita claims are located at approximately 50 (degree) 15' north latitude and 123 (degree) 31' west longitude, on NTS map sheet no. 920/4 and 920/5, Clinton Mining Divisions, British Columbia, see Location Map below. The Chita claims are situated along the east shore of Lower Taseko Lake, southwestern British Columbia, approximately 60 kilometers northwest of Gold Bridge and 140 kilometers southwest of Williams Lake. Road access is via Highway 20 from Williams Lake, west 100 kilometers to the village of Hanceville. From there, a well maintained dirt road leads south for approximately 120 kilometers to the subject claims. A number of 4x4 roads cross the property. Winter access is via helicopter from bases at Gold Bridge, Pemberton, Lillooet, or Williams Lake.

The property is on moderate terrain with slopes dipping south and west to Chita Creek and Lower Taseko Lake. Elevations vary from 7,500 feet (2,286 meters) at the northern boundary of the Chita 1 claim to 4,348 (1,325 meters) at Lower Taseko Lake, for a total relief of 3,152 (961 meters). Drainage is north along the Taseko River, then east along the Chilko River into the Fraser River. Approximately 30% of the claims are above treeline. The remainder of the property is alpine to subalpine vegetation consisting mainly of pine and spruce.

The recommended field season is from mid-May to early November.

Claim Status

The Chita claims consist of seven mineral claims with a total of 70 units, covering 1,750 hectares (4324 acres). Claim title is recorded with the Provincial Ministry of Energy, Mines and Petroleum Resources. The anniversary date for the Chita claims is July 25, 2006. The recorded owner and beneficial owner of the claims is Banner Exploration Ltd., Banner's wholly owned subsidiary. The Chita claims expire on July 25, 2006. If we are unable to extend the expiration date, we will lose our mineral claims. We agreed to pay Valor Mines advance Net Smelter Return Royalty of $25,000 annually commencing February 1, 2008. If we fail to make the advance Net Smelter Return Royalty payment of $25,000 per year commencing February 1, 2008, the Company must transfer title back to Valor.

Summary

The Chita  prospect  occurs in a region  with other  similar  occurrences  being
actively  explored  by  other  groups,   and  other  deposits  with  significant
historical development. Banner's property has an intermittent history of exploration by a variety of owners, including major mining companies. The extensive programs completed between 1962 and 1998 have demonstrated that classic porphyry hosted copper mineralization occurs at the Chita property. In addition, some of the late exploration work detected anomalous amounts of gold from wide-spaced stream silt geochemical sampling. During most of the earlier programs, where the most detailed work was completed, gold was not analyzed for, and consequently, gold content in the porphyry system is not known. The anomalous gold reported in streams fact is reflecting a distinct source area peripheral to the porphyry itself.

Further work is warranted at the Chita property to locate the source for the gold anomalies, to determine the gold content in the porphyry copper mineralization itself, and to identify the various intrusive rock units in the complex, and determine their alteration stage.

History of the Claims

The economic potential for copper in the area was first identified by prospectors E. Calep and C.M. Vick in the early 1930's, who followed float to exposures of narrow veins of pyrite, chalcopyrite and gold associated with feldspar porphyry dikes. The Fish Lake copper-gold deposit was discovered in the 1960's. Since then, several other prospects have been identified in the region, including Taseko Empress, Chita and Northwest Copper.

Previous work has been limited to approximately 25% of the total area of the claims. This work has focused primarily on the feldspar porphyry intrusives and breccias on the Chita 2 claim. Magnetic and induced polarization surveys, which are proven methods of establishing drill targets in porphyry copper environments, have identified a donut-shaped anomalous region approximately 2.5 km by 2.0 km in size. This target includes known mineralized breccia occurrences and is partially coincident with a copper soil geochemical anomaly.

Gold is anomalous in several stream silt geochemical sample sites west of, and down slope from, the induced polarization halo anomaly.

Geology

The Chita prospect is one of several localities of economic interest which have enticed the geological industry for the past seventy years. The geology and tectonic history of the area is quite complex and has provided academic geologists with the possible key to explaining the formation, timing and accretion of the Intermontane and Insular Superterraines to the western edge of North America.

A total of three geochemical soil surveys have completed on the property since 1962. Each of these surveys has indicated the presence of a substantial copper anomaly associated with the mineralization of the Chita property. This anomaly can be described as large, covering an area of 2.5 square kilometers and intense, with maximum values exceeding 1,000 part per million Cu.

These same geochemical surveys failed to indicate the presence of any significant gold anomaly. However, when considering arsenic as a proxy for gold, the geochemical data show anomalous concentrations and continuity across the south and southwest sections of the grid.

Stream sediment sampling completed in 1998 by Jaguar with the objective of assessing local drainages for signs of precious metal mineralization was successful in indicating the presence of gold downstream from the Chita surface showing and the interpreted induced polarization halo. As with the arsenic, these results were strongest on the west flank of the Chita porphyry system.

The 1998 Lloyd Geophysics survey, on behalf of Jaguar, successfully defined an induced polarization response surrounding the exposed mineralization, encompassing an area of 5 square kilometers. The anomalous induced polarization and magnetic response are attributed to the presence of a central plug of feldspar-hornblende-biotite porphyry corresponding to an area of high magnetic response and high resisitivity, surrounded by a pyritic halo as indicated by high chargeability, low resistivity and low magnetic response.

This geophysical response is typical of the classic porphyry model in the Canadian Cordillera. Significantly, in other copper-gold systems, the concentrated pyrite in halo zones often has the strongest gold mineralization. In the case of the Chita prospect, this part of the system remains unexplored to date, but is located peripheral to gold stream sediment geochemical anomalies.

Previous  drill  programs   conducted   between  1963  and  1970  have  reported
significant copper intercepts.

Recommendations

Depending on the results of the initial exploration program, if our geologist recommends a follow-up program in 2006, we plan to follow-up with more detailed mapping and sampling at an estimated minimum cost of $15,000. We may conduct more detailed geophysical surveys utilizing more sensitive geophysical techniques to enhance the data that currently exists on the claims and focus specifically upon the presently known mineralized areas. We will do more prospecting to better understand the significance of the results of the earlier exploration programs and guide future work.

Additionally, we have been reviewing a potentially expanded field season in 2006 (subject to final analysis, budget availability, and independent recommendations). We have been approached by our neighboring mineral tenure holders to join them in a regional airborne survey (dighem em / magnetic geophysical survey). The advantage to the Company is significant in that being a part of a large regional program is extremely cost effective (overall program in excess of $145,000) with our share being approximately $30,000. If we were to contract the same survey independently the cost would be closer to $50,000.

Further, we are also reviewing a program (subject to final analysis, budget availability, and independent recommendations) for a trenching program which would allow geologists to sample "fresh rock" as the surface rocks are extremely weathered and leached (cretaceous period between 65 and 135 million years old). This program will cost us approximately $100,000.

Geological and Technical Staff

We are unable to name the geologists and engineers who will be performing work for Banner because they have not been retained. At the right time, we will hire from the available pool of contract geologists depending on the time of the year and availability of experience. Presently, there are no agreements or understandings to hire such geologists or engineers.

Competitive Factors

The mineral industry is fragmented. We compete with other exploration companies looking for a variety of mineral resources. We are a very small exploration company compared to many of our competitors. Although we will be competing with other exploration companies, there is no competition for the exploration of minerals on our mineral claim. We intend to explore and find sufficient mineralization (minerals of value occurring in rocks) to a point in which major mining companies or mining financial groups would seriously consider pursuing the mineral claim as a valuable and significant acquisition.

Location Challenges

We do not expect any major challenges in accessing the property during the initial exploration stages.

Regulations

Our mineral exploration program will comply with the British Columbia Mineral Tenure Act. This act sets forth rules for:

          * locating claims
          * posting claims
          * working claims
          * reporting work performed

We also have to comply with the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Accordingly, we may be required to obtain a work permit if we proceed beyond the exploration work contemplated by our proposed exploration program. There is a charge of approximately $1,500 in order to obtain a work permit under the Mining Act. The time required to obtain a work period is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of the exploration program.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the summary report. As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken. The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any mineral resource at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potential mineral deposit is discovered.

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than in our exploration program because the impact on the project area is greater. Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment. We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project. An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our Chita claims.

Environmental Factors

We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our exploration program does not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended program described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially-economic deposit is discovered.

Employees

Initially, we intend to use the services of contractors and consultants for exploration work on our properties. At present, we have no paid employees. We believe in keeping a low number of full-time employees will conserve cash and allow greater flexibility in the future.

                                  Risk Factors

There is no assurance that our business will be profitable. We must conduct exploration to determine what amount, type and tenure of minerals, if any, exist on our property. We do not claim to have any reserves whatsoever at this time on any of our claims. An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

We are a recently organized business and you cannot evaluate the investment merits of our Company because we have no operating history.
-----------------------------------------------------------

Our Company is only recently organized with no operating history which makes it difficult to evaluate the investment merits of our Company. Our Company was recently organized on January 24, 2005 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of March 31, 2006, we incurred expenses of $76,193.

We may not be able to continue as a going concern if we do not obtain additional financing.
----------

Due to our lack of funds and short operating history incurring only expenses, our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor pointed out that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. Because our officers and directors are unwilling to loan or advance any additional capital to us, with the exception of advancing funds for filing reports with the SEC, we believe that if we do not raise at least $60,000, we may have to suspend or cease operations within 12 months.

If we do not obtain additional financing, our business will fail because we cannot fund our planned exploration program.
--------------------------------------------

We are in the very early exploration stage and need the proceeds from our offering to continue exploring for mineralized material. Since there is no minimum and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to continue its operations. If that occurs we will have to delay or cease operations.

As of March 31, 2006, we had cash in the amount of $6,383, and a working capital deficit of $35,166. We currently do not have any operations and we have no income. We do not have sufficient funds to carry out our follow-up exploration program in 2006, if the results of our initial exploration program is favorable. Other than the proposed offering to raise up to $300,000, we currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have no known mineral resources and if we cannot find any mineral resources we may have to cease operations.
--------------------------------

We have no measured mineral bodies. If we do not find a mineral body or bodies containing valuable minerals or metals or if we cannot conduct further exploration of any discovered minerals, either because we do not have money to do it or because it is not economically feasible to do it, we may have to cease operations and you will loose your investment.

If we are unable to extend the expiration date for our mineral claim, we will lose our mineral interest.
--------------------------

The Chita claims expire on July 25, 2006. If we are unable to extend the expiration date, we will lose our mineral claim. In order to renew our mineral claims and keep it in good standing to July 25, 2007, we have to complete and file an assessment report detailing the equivalent of approximately $11,600 (Cad$14,000) in work on the claims for each year prior to the expiry date. We currently do not have sufficient capital to fund this obligation.

If we do not pay advance royalties to the vendor of the Chita claims, we will lose our mineral property.
--------------------------

Under the Property Acquisition Agreement, we are required to pay Valor $25,000 per year as advance royalties commencing February 1, 2008, to be applied towards the 2.5% Net Smelter Return royalty. If we fail to pay these advance royalties by February 1, 2008, we will have to transfer ownership of the Chita claims back to Valor. If we are required to do this, we will lose our only asset.

Because our sole Officer and Director has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.
-----------------------------------------

Mr. Krause presently spends approximately 20% of his business time on business management services for our Company. While Mr. Krause presently possess adequate time to attend to our interests, it is possible that future demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Krause may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels. Competing demands on their business time may cause them to have differing interest in approving significant corporate transactions from those of other stockholders.

Our sole director and officer shall be indemnified for any monies he pays in settlement of actions performed while a director or officer. This may hurt our profitability.
--------------

Sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for indemnification of our officers and directors in certain situations where they might otherwise personally incur liability, judgments, penalties, fines and expenses in connection with a proceeding or lawsuit to which they might become parties because of their position with the Company. We have authorized the indemnification of our officers and directors to the full extent available under the Nevada Revised Statutes.

As the Province of British Columbia owns the land covered by our mineral claims and native land claims might affect our title to the mineral claims or to British Columbia's title to the property, our business plan may fail.
---------------------------------------------------------------------

We are unaware of any outstanding native land claims on the Chita claims. However, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining. Should we encounter a situation where a native person or group claims an interest in our claims, we may be able to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity and our business would fail.

You may not be able to resell your shares because there is no public trading market for our common stock.
----------------------------

Our Company plans to have its shares quoted on the NASD's OTC Bulletin Board. To be quoted on the OTC Bulletin Board, we must rely on a market maker to file an application on our behalf with NASD in order to make a market for our common stock. There are no assurances that we will be successful in having our shares quoted on the OTC Bulletin Board. There is currently no public trading market for our common stock. Therefore, there is no central place, like a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale. Therefore, you may not be able to resell your shares.

Non-U.S. and non-Canadian Shareholders may have problems enforcing their legal rights.
-------

Those shareholders who are not resident of U.S. and/or Canada may have difficulties enforcing legal rights and effect service upon the Company in the United States or upon the directors or officers in British Columbia. Accordingly, non-U.S. and non-Canadian resident shareholders may be forced to bring actions against the Company and its directors and respective officers under U.S. and/or Canadian laws or courts in order to enforce claims that they may have against the Company or its directors or officers. This may be difficult or expensive and materially affect the shareholders' ability to enforce their legal rights.

Re-sale Restrictions for British Columbia Residents
---------------------------------------------------

Subscribers who bought shares from the private offering of 3,000,000 shares from Banner who are residents of British Columbia are relying on an exemption from prospectus and registration requirements of B.C. securities laws for the purchase of the Company's securities and may only resell their shares pursuant to another prospectus and registration exemption under B.C. securities laws or pursuant to B.C. Securities Commission's BC Instrument 72-502 "Trade In
Securities of U.S. Registered Issuers". BC Instrument 72-502 requires, among other conditions, that B.C. residents hold the shares for 4 months and limit the volume of shares sold in a 12-month period. (See "Resale Restrictions B.C. Securities Laws"). These restrictions will limit the ability of the B.C. residents to resell the securities in the United States and therefore, may materially affect the market value of your shares.

Selling shareholders who are resident of British Columbia have to comply with additional BC policies
----------------------

Selling shareholders, who are residents of British Columbia, have to rely on an exemption from prospectus and registration requirements of B.C. securities laws to sell their shares which are being registered for resell by this prospectus. Selling shareholders have to comply with B.C. Securities Commission's BC Instrument 72-502 "Trade In Securities of U.S. Registered Issuers" to resell their shares. BC Instrument 72-502 requires, among other conditions, that B.C. residents hold the shares for 4 months and limit the volume of shares sold in a 12-month period. (See "Resale Restrictions B.C. Securities Laws"). These restrictions will limit the ability of the B.C. residents to resell the securities in the United States and therefore, may materially affect the market value of your shares.

Selling shareholders who are resident of Alberta have to comply with additional Alberta policies
----------------

Selling shareholders, who are residents of Alberta, have to rely on an exemption from prospectus and registration requirements of Alberta securities laws to sell their shares which are being registered for resell by this prospectus. One prospectus exemption is set out in section 2.14 of National Instrument 45-102 "Resale of Securities" promulgated by the Canadian Securities Administrators. NI 45-102 requires, among other conditions, that residents of Canada do not own more than 10% of our stock and the trade is made through an exchange or market outside of Canada. See "Resale Restrictions Alberta Securities Laws". These restrictions will limit the ability of the Alberta residents to resell the securities in the United States and therefore, may materially affect the market value of your shares.

Possible depressive effect of future sales of common stock.
-----------------------------------------------------------

As of the date hereof, we have 1,500,000 restricted securities outstanding. These restricted stock may be sold in compliance Rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. When these restricted stock become freely tradable, the sale of these additional restricted stock may have a depressive effect on the market price of our common stock.

Our shares are  considered  penny stock and any investment in our shares will be
considered  a  high-risk   investment  and  are  subject  to   restrictions   on
marketability.
--------------

If the bid price of our shares is less than $5.00 per share, our shares are considered "penny stock" for purposes of the Securities Exchange Act of 1934, as amended. Brokers effecting transactions in a penny stock are subject to additional customer disclosure and record keeping obligations. The additional obligations include disclosure of the risks associated with low price stocks, stock quote information and broker compensation. In addition, brokers making transactions in penny stocks are subject to additional sales practice requirements under the Exchange Act. These additional requirements include making inquiries into the suitability of penny stock investment for each customer or obtaining the prior written agreement of the customer for the penny stock purchase. Because of these additional obligations, some brokers will not effect transactions in penny stocks. If our shares trade below $5.00 per share when our Company is quoted for trading on the OTC Bulletin Board, this designation would have an adverse effect on the liquidity of our shares and your ability to sell our shares.

Our shareholders could experience dilution of their ownership interest if we issue shares that are purchased by third parties.
-------------------------------------------------

Under Nevada corporate law, shareholders of Banner do not have preemptive rights. This means that our shareholders do not have the legal right to purchase shares in a new issue before they are offered to third parties. In addition, our board of directors may approve the issuance of shares in many instances without shareholder approval. As a result, our shareholders would experience dilution of their ownership interest if we decide to raise additional funds by issuing more shares and these shares are purchased by third parties.

                        ITEM 2 - DESCRIPTION OF PROPERTY

                                EXECUTIVE OFFICES

     We lease our principal executive office at Suite 302, 2484 Haywood Ave., West Vancouver, British Columbia, Canada V7V 1Y1. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

                           ITEM 3 - LEGAL PROCEEDINGS

     Neither we nor any of our property are currently subject to any material legal proceedings or other regulatory proceedings, and to our knowledge no such proceedings are contemplated.

     Our agent for service of process is Business First Formations, Inc., 3990 Warren Way, Reno, Nevada 89509.

           ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II
                                     -------

        ITEM 5- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

     There is presently no public market for our common stock. We anticipate an application for trading of our common stock on the OTCBB will be submitted to NASD. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. To be quoted on the OTCBB, we must rely on a market maker to file an application on our behalf with NASD in order to make a market for our common stock.

                                 DIVIDEND POLICY

     We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our board of directors and will be dependent on the financial condition, operating results, capital requirements and other factors that our board deems relevant. We have never declared a dividend.

   PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATES

     There were no purchases of our equity securities by us or any of our affiliates during the year ended March 31, 20065.

                                 USE OF PROCEEDS

     We filed a registration statement to offer and sell up to 3,000,000 shares at a public offering price of $0.10 per share. The use of proceeds will vary depending upon the total number of shares sold. Regardless of the number of shares sold, we expect to incur offering expenses estimated at $16,500 for legal, accounting, printing and other costs in connection with the offering. The first $16,500 raised will be used for offering expenses. The balance is anticipated to be used for general exploratory and administrative expenses.

     As of the date of this report we have not sold any shares in the registered offering.

                  ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

                               Plan Of Operations

Our business plan is to proceed with the exploration of the Chita claims to determine whether there are commercially exploitable reserves of gold or other base and precious metals. We have decided to embark upon the initial phase of the exploration program recommended by Glen Macdonald, P.Geo. The initial phase of the recommended program costs approximately $15,000. On March 31, 2006 we had cash on hand of $6,383 and working capital deficiency of $35,166. In February 2006, two shareholders loaned us total cash of $10,000, which is non-interest bearing, unsecured and repayable on demand. We do not have sufficient funds to carry out our follow-up exploration program in 2006, if the results of our initial exploration program is favorable.

We have concluded the field work of our initial exploration program and we expect to receive sample analysis and report by the spring of 2006. Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed to any further exploration phases. In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Should the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Chita claims, we intend to seek out and acquire other mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

If results are favorable, we plan to start our exploration program in spring of 2006, and we have budgeted $15,000 towards that program. We currently do not have sufficient funds to finance this program.

During this exploration stage, Mr. Krause, our president and secretary-treasurer, will only be devoting approximately 8 hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next 12 months as all exploratory work is being performed by an outside consultant. If, however, the demands of our business require more time of Mr. Krause, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetables to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

We are presently raising additional funding in the form of equity financing from the sale of our common stock registered by a registration statement filed with the SEC. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next 12 months:

     (1)  $15,000 in connection with the 2006 geological work program; and

     (2) $60,000 for operating expenses and $16,500 for payment of offering expenses related to this Registration Statement.

We had cash in the amount of $6,383 as of March 31, 2006 and a working capital deficit of $35.166. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. Accordingly, after the 12 months has passed, we will need to obtain additional financing for any significant new operational or exploratory expenses.

Liquidity and Capital Resources

We had cash of $6,383 as of March 31, 2006. We had a working capital deficiency of $35,166 as of March 31, 2006.

In February 2005, we raised $5,875 from issuing 5,875,000 shares of common stock at a price of $0.001 per share, to 23 non-US persons, who are friends and business associates of our directors and officers.

In May 2005, we raised $10,000 cash and converted $15,000 of loans payable into stock by issuing 500,000 shares of common stock at a price of $0.05 per share, to six non-US persons, who are friends and business associates of our directors and officers.

In July 2005, we raised $12,500 from issuing 250,000 shares of common stock at a price of $0.05 per share, to four non-US persons, who are friends and business associates of our directors and officers.

In February 2006, two shareholders loaned us total cash of $10,000, which is non-interest bearing, unsecured and repayable on demand.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

     As of March 31, 2006, we had no non-cancelable contractual obligations.

                          ITEM 7 - FINANCIAL STATEMENTS

                             BANNER RESOURCES INC.
                         (An Exploration Stage Company)

                                 March 31, 2006


                                      INDEX

Report of Independent Registered Public Accounting Firm......................19

Consolidated Balance Sheets..................................................20

Consolidated Statements of Operations........................................21

Consolidated Statements of Cash Flows........................................22

Consolidated Statements of Stockholders' Deficit.............................23

Notes to the Consolidated Financial Statements...............................24

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Banner Resources Inc. (An Exploration Stage Company)



We have audited the accompanying consolidated balance sheet of Banner Resources Inc. (An Exploration Stage Company) as of March 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended and accumulated for the period from January 24, 2005 (Date of Inception) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banner Resources Inc. (An Exploration Stage Company) as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the period for the years then ended and accumulated for the period from January 24, 2005 (Date of Inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred a loss from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Manning Elliot LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
June 26, 2006

BANNER RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)


                                                                        March 31,         March 31,
                                                                          2006              2005
                                                                           $                  $
ASSETS

Current Assets

   Cash                                                                   6,383            9,147
   Prepaid expenses                                                           -            1,000
-----------------------------------------------------------------------------------------------------
Total Assets                                                              6,383           10,147
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable                                                      16,148            1,402
   Accrued liabilities                                                    5,530            2,750
   Due to related party (Note 4(c))                                       5,231                -
   Loans payable (Note 5)                                                14,640           15,000
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                        41,549           19,152
-----------------------------------------------------------------------------------------------------

Contingencies and Commitments (Notes 1 and 3)

Stockholders' Deficit

   Common Stock (Note 6)
         Authorized: 75,000,000 shares, par value $0.001
         Issued: 6,945,000 and 6,195,000 shares respectively              6,945            6,195

   Additional Paid-in Capital                                            36,750                -

   Stock Subscriptions Receivable                                             -            (650)

   Donated Capital                                                        5,766            1,266

   Accumulated Other Comprehensive Loss                                   (160)             (52)

   Deficit Accumulated During the Exploration Stage                    (84,467)         (15,764)
-----------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                            (35,166)          (9,005)
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                               6,383           10,147
-----------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

BANNER RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)


                                                            Accumulated
                                                               From                                  From
                                                          January 24,2005        For the        January 24,2005
                                                         (Date of Inception)    Year Ended     (Date of Inception)
                                                            to March 31,         March 31,        to March 31,
                                                               2006               2006               2005
                                                                 $                  $                  $
Revenue                                                          --                 --                 --
-------------------------------------------------------------------------------------------------------------

Expenses

Consulting (Note 4(b))                                        1,919                419              1,500
General and administrative                                    3,543              1,964              1,579
Management fees (Notes 4(a) and (d))                         14,000             12,000              2,000
Mineral property costs                                       15,000             13,703              1,297
Rent (Notes 4(a) and (d))                                    10,354              9,354              1,000
Professional services                                        34,386             28,120              6,266
Travel                                                        5,265              3,143              2,122
-------------------------------------------------------------------------------------------------------------
Total Expenses                                               84,467             68,703             15,764
-------------------------------------------------------------------------------------------------------------

Net Loss                                                   (84,467)           (68,703)           (15,764)

Other Comprehensive Loss

  Foreign Currency Translation Adjustment                     (160)              (108)               (52)
-------------------------------------------------------------------------------------------------------------

Comprehensive Loss                                         (84,627)           (68,811)           (15,816)
-------------------------------------------------------------------------------------------------------------

Net Loss Per Share - Basic and Diluted                                          (0.01)             (0.01)
-------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                                          6,637,000          2,905,000
-------------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

BANNER RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)


                                                            Accumulated
                                                               From                                  From
                                                          January 24,2005        For the        January 24,2005
                                                         (Date of Inception)    Year Ended     (Date of Inception)
                                                            to March 31,         March 31,        to March 31,
                                                               2006               2006               2005
                                                                 $                  $                  $

Operating Activities

Net loss                                                      (84,467)           (68,703)           (15,764)

Adjustment to reconcile net loss to net cash used in operating activities

Donated services                                                5,766              4,500              1,266
Stock issued for mineral property                                 320                  -                320

Changes in operating assets and liabilities

Prepaid expenses                                                   --              1,000            (1,000)
Accounts payable and accrued liabilities                       21,678             17,526              4,152
Due to related parties                                          5,231              5,231                  -
---------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                         (51,472)           (40,446)           (11,026)
---------------------------------------------------------------------------------------------------------------------

Financing Activities

Loans payable                                                  14,640              (360)             15,000
Common stock issued for cash                                   43,375             38,150              5,225
---------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                      58,015             37,790             20,225
---------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                          (160)              (108)               (52)
---------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                     6,383            (2,764)              9,147

Cash - Beginning of Period                                         --              9,147                  -
---------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                            6,383              6,383              9,147
---------------------------------------------------------------------------------------------------------------------

Non-cash Financing Activities:
         Stock issued for mineral property                        320                  -                320
---------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:
         Interest paid                                             --                  -                  -
         Income taxes paid                                         --                  -                  -
---------------------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

BANNER RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Period from January 24, 2005 (Date of Inception) to March 31, 2006 (Expressed in U.S. dollars)



                                                                                                                Deficit
                                                                                               Accumulated    Accumulated
                                                       Additional       Stock                     Other        During the
                                                Common   Paid-In    Subscription   Donated    Comprehensive   Exploration
                                     Shares     Stock    Capital     Receivable    Capital        Loss            Stage      Total
                                        #         $         $            $            $             $               $          $

Balance - January 24, 2005
  (Date of Inception)                     --        -         --          --           --            --             --          --

Stock issued for cash at $0.001
  per share                        5,875,000    5,875         --        (650)          --            --             --       5,225

Stock issued for mineral
  property at $0.001 per share       320,000      320         --          --           --            --             --         320

Donated services                          --       --         --          --        1,266            --             --       1,266

Foreign currency translation              --       --         --          --           --           (52)            --        (52)

Net loss for the period                   =-       --         --          --           --            --        (15,764)    (15,764)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2005           6,195,000    6,195         --        (650)       1,266           (52)       (15,764)     (9,005)

Stock issued for cash at
  $0.05 per share                    750,000      750     36,750          --           --            --             --      37,500

Stock subscriptions received              --       --         --         650           --            --             --         650

Donated services                          --       --         --          --        4,500            --             --       4,500

Foreign currency translation              --       --         --          --           --          (108)            --        (108)

Net loss for the year                     --       --         --          --           --            --        (68,703)    (68,703)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2006           6,945,000    6,945     36,750          --        5,766          (160)       (84,467)    (35,166)
------------------------------------------------------------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                       consolidated financial statements

BANNER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)



1.   Exploration Stage Company

     Banner Resources Inc. (the "Company") was incorporated in the State of Nevada on January 24, 2005. The Company has acquired a 100% interest in 70 mineral claim units located in the Clinton Mining Division, British Columbia.

     The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2006, the Company has a working capital deficit of $35,166, and has accumulated losses of $84,467 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     The Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission that was declared effective on April 18, 2006. Pursuant to the SB-2, the Company offered up to 3,000,000 common shares in a public offering, and the resale of 5,445,000 common shares by existing shareholders of the Company.


2.   Summary of Significant Accounting Policies

     a)   Basis of Presentation

          These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements include accounts of the Company and its wholly-owned subsidiary, Banner Exploration Ltd, a company incorporated in the Province of British Columbia, Canada, on January 26, 2005. All intercompany transactions and balances have been eliminated. The Company's fiscal year end is March 31.

     b)   Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     d)   Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

BANNER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)



2.   Summary of Significant Accounting Policies (continued)

     e)   Financial Instruments

          The fair values of cash, prepaid expenses, accounts payable, accrued liabilities and amounts due to a related party, approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

     f)   Foreign Currency Transactions/Balances

          The Company's functional currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" ("SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

          The functional currency of the wholly-owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation losses are recorded in accumulated other comprehensive loss as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

     g)   Mineral Property Costs

          The Company has been in the exploration stage since its inception on January 24, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

     h)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006, the Company's only component of comprehensive loss was foreign currency translation adjustments.

     i)   Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     j)   Donated Services

          The Company recognizes professional services donated to the Company based upon their fair value. During the period from date of inception on January 24, 2005 to March 31, 2006, the Company recognized donated professional fees of $1,266, donated management services of $3,000, and donated rent of $1,500.

     k)   Stock-based Compensation

          Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

BANNER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)


2.   Summary of Significant Accounting Principles (continued)

     l)   Recent Accounting Pronouncements

          In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

          The FASB has also issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.


3.   Mineral Property

     On February 1, 2005, the Company acquired a 100% interest in seven mineral claims consisting of 70 mineral claim units located in Clinton Mining Division, British Columbia, Canada, in consideration for the issuance of 320,000 common shares at a fair value price of $.001 per share or $320 in total. The fair value of these common shares was determined to be $0.001 per share based on the cash sale of common stock on February 28, 2005 being the closest date shares were issued. The purchase price of $320 was charged to operations as mineral property costs as proven or probable reserves have not been established on the mineral property. The Company must pay the former owner of the mineral claims a 2 1/2% Net Smelter Royalty upon commencement of commercial production. However, the Company can acquire 1 1/2% of the Net Smelter Return for $1,000,000 within 12 months from commencement of commercial production. An advance royalty payment of $25,000 will be payable annually commencing on February 1, 2008. If the Company does not make the advance royalty payment on February 1, 2008, the claims will be returned to the vendor. If the royalty of $25,000 is paid on February 1, 2008 this amount will be charged to operations if proven or probable reserves have not been found.


4.   Related Party Transactions

     a) For the year ended March 31, 2006, the Company incurred rent of $4,500 (2005 - $1,000) and management services of $9,000 (2005 - $2,000)
          provided by a private company controlled by the former President of the Company.

     b) For the year ended March 31, 2006, the Company incurred consulting fees of $419 provided by a company controlled by a relative of the former President of the Company.

     c) As at March 31, 2006, the Company has an amount owing of $5,231 to the former President of the Company for rent, management services, and expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

     d) During the year ended March 31, 2006, the Company recognized a total of $3,000 for donated services at $1,000 per month and $1,500 for donated rent at $500 per month provided by the President of the Company.

BANNER RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)


5.   Loans Payable

     a) In February 2005, the Company received unsecured cash loans of $15,000. These loans were non-interest bearing and had no specific terms of repayment. On May 25, 2005, these loans were converted into 300,000 common shares at a fair value of $0.05 per share.

     b) During the year ended March 31, 2006, the Company received unsecured cash loans of $14,640. These loans are non-interest bearing, and have no specific terms of repayment.


6.   Common Stock

     a) On July 20, 2005, the Company issued 250,000 common shares at $0.05 per share for cash proceeds of $12,500.

     b) On May 25, 2005, the Company issued 500,000 common shares at $0.05 per share for cash proceeds of $25,000.

     c) On March 1, 2005, the Company issued 320,000 common shares at a fair value of $0.001 per share for acquisition of the mineral property described in Note 3.

     d) On February 28, 2005, the Company issued 5,875,000 common shares at a fair value of $0.001 per share for cash proceeds of $5,875. At March 31, 2005, stock subscriptions receivable of $650 was recorded as a reduction of stockholder's equity. These funds were received in full during the year ended March 31, 2006.


7.   Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. For the year ended March 31, 2006, the Company has a net operating loss to carry forward of approximately $67,000 for US tax purposes and a non-capital loss of approximately $26,000 for Canadian tax purposes, which expire starting in 2025 and 2012, respectively. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended March 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $27,600 and $4,900.

     The components of the net deferred tax asset at March 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                March 31,            March 31,
                                                  2006                 2005
                                                    $                    $

     Net Tax Losses                               93,000               14,000

     Statutory Tax Rate - blended                     35%                  35%

     Effective Tax Rate                               --                   --

     Deferred Tax Asset                           32,500                4,900

     Valuation Allowance                         (32,500)              (4,900)
     --------------------------------------------------------------------------
     Net Deferred Tax Asset                           --                   --
     --------------------------------------------------------------------------


8.   Subsequent Event

     On June 9, 2006, the former President of the Company resigned as the President, Secretary, Treasurer, and Director of the Company. The Company has appointed a Director to serve as the Company's interim President until such time as the Company locates and hires an individual on a permanent basis.

            ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE


                        ITEM 8A - CONTROLS AND PROCEDURES

                       DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures which are adequately designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. As of the end of the period covered by this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                    INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           ITEM 8B - OTHER INFORMATION

                                      NONE


                                    PART III
                                    --------

                    ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

          Directors, Executive Officers, Promoters And Control Persons

Executive Officers And Directors

The following table sets forth, as of June 30, 2006, the directors and executive officers of our Company, their ages, term served and all officers and positions with our Company. A director is elected by stockholders and serves until his or her successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

There are no arrangements or understandings regarding the length of time a director of our company is to serve in such a capacity. Our director holds no directorships in any other company that has to comply with the reporting requirements of the Securities Exchange Act of 1934.

Name of Director    Age       Term Served        Positions
----------------    ---       -----------        ---------

James H. Disher(1)   54     Since inception      Former President, Secretary,
                                                 Treasurer and Director

Robert Krause(2)     46     Since inception      President, Secretary, Treasurer
                                                 and Director
----------------------
(1)  Resigned effective June 9, 2006.

(2)  Appointed as interim President, Treasurer and Secretary on June 9, 2006.


A brief description of the background and business experience of our executive officers:

Mr. Disher served as our President, Secretary, Treasurer and Director since our Company's inception on January 24, 2005 to June 9, 2006. Mr. Disher, a self-employed businessman, has been actively involved in managing and financing both private and public companies for the past 10 years and was previously a licensed registered representative with the largest independent brokerage firm in Canada. Mr. Disher ceased to be a registered representative 10 years ago to join a junior mining exploration company, International Jaguar Equities Inc., as Vice President and rising to President. In 2002, the company changed business and was renamed to Advectus Life Sciences Inc., having acquired a license to a technology to treat brain tumors. The company was listed on the TSX Venture Exchange (Canada). Pre-clinical trials on the technology were inconclusive and the company voluntarily delisted in July 2004. Mr. Disher resigned on June 9, 2006 to pursue other professional interests.

Mr. Krause has been Director since our Company's inception on January 24, 2005. Mr. Krause was appointed as President, Secretary and Treasurer on June 9, 2006. Mr. Krause is an exploration geologist who has been actively involved as a consulting geologist since 1985 with international exploration experience. He is president of R.G. Krause & Associates Inc. of Vancouver, British Columbia. Mr. Krause has a Bachelor of Science (geology major) from the University of British Columbia, Canada. From 1999 to 2003 Mr. Krause was Vice President of Exploration, acting as senior geologist, of Starfield Resources (which is listed on the TSX Venture Exchange). From May 2003 to July 2005 Mr. Krause was president and director of Chilco River Holdings Inc. (which became listed on the OTCBB in February 2005). From 2003 to present, Mr. Krause is a director and chief geologist of Wyn Development (which is listed on the TSX Venture Exchange). Mr. Krause will continue to serve in his present positions with the Company until the next annual meeting of shareholders and devote 20% (or 8 hours per week) of his business time to Banner.

Conflicts of Interest

We believe that Mr. Krause could have conflict of interest relationships with other mineral exploration companies. Mr. Krause will continue to be involved in the mineral exploration business for other entities and his involvement could create conflicts of interest. At the present time, we do not foresee any direct conflicts because we intend to explore and develop our own mineral claims. However, in the future, we may enter into joint venture relationships with companies which Mr. Krause is affiliated. The only conflicts that we foresee is Mr. Krause's devotion to time to other mineral exploration projects that do not involve us.

Audit Committee

The Company does not have a formally constituted Audit Committee as the Board considers the Company's size and operation does not warrant such a committee. The Board acts as a de facto Audit Committee in conjunction with its regular Board meetings. The Board regularly reviews the Company's financial statements and evaluates the scope and effectiveness of the external audit function on an annual basis.

Ethical Standards

The Company is aware of its corporate governance responsibilities and seeks to operate to the highest ethical standards. The Company does not have a formal Code of Ethics.

                             Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to us in all capacities from inception to March 31, 2005 and for the year ended March 31, 2006, by Mr. Disher, our sole executive officer.

                        ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table Long-Term Compensation Awards

                                                                                                   ($) Number of shares
                                    Fiscal                                    ($) Other Annual      Underlying Options
Name and Principal Position          Year          Salary      ($) Bonus        Compensation                (#)
---------------------------          ----          ------      ---------        ------------                ---
James H. Disher                  Inception to    $2,000(1)        None           $1,000(1)                 None
President, Secretary and         Mar. 31, 2005
Treasurer
                                  Year ended    $12,000(1)        None           $4,500(1)                 None
                                   March 31,
                                     2006

     (1) We paid our former president and sole executive officer, James Disher, $1,000 per month for consulting services and $500 per month for use of office facilities.

We do not presently have a stock option plan but intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to 20% of our outstanding shares of common stock for that purpose.

Report on Repricing of Options/SARs

     None.


          ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth as of June 30, 2006, certain information with respect to the beneficial ownership of our company's common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of our Company as a group:

                                                                 Amount and Nature of
        Name and Address                        Title of Class   Beneficial Ownership       Percentage of Class(1)
        ----------------                        --------------   --------------------       -----------------------
        James H. Disher(2)                          Common         1,000,000 shares                 14.4%
        Vancouver, B.C.
        Former President, Secretary,
        Treasurer and Director

        Robert Krause(3)                            Common           500,000 shares                  7.2%
        Vancouver, B.C.
        President, Treasurer Secretary
        and Director

        Magellan Management Company                 Common           650,000 shares                  9.4%
        Vancouver, B.C.
        (beneficial owner: Gavin Roy)
        Holder of more than 5% of outstanding
        stock

        Tranquility Bay Investments Ltd.            Common           400,000 shares                  5.8%
        Vancouver, B.C.
        (beneficial owner: Ping Phuan Siu)
        Holder of more than 5% of outstanding
        stock

        All officers & directors as a group         Common         1,500,000 shares                    21.6%
        (2 persons)

     (1) The percentage of class is based on 6,945,000 shares of common stock outstanding as of March 31, 2006.

     (2)  Resigned effective June 9, 2006.

     (3)  Appointed interim President, Treasurer and Secretary on June 9, 2006.


The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

     We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

     We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

     As of June 30, 2006, we had approximately 32 shareholders of record of our common stock.

            ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Certain Relationships and Related Transactions

In connection with the organization of Banner, Mr. Disher, our former President, Secretary, Treasurer and Director, (resigned June 9, 2006) and Mr. Krause, our current President, Secretary, Treasurer and Director, respectively purchased 1,000,000 shares and 500,000 shares at a price of $0.001 per share.

In April 2002, Chita Creek Exploration Ltd., a company of which Mr. Disher, our former President, is also president, sold the beneficial interests to the Chita claims to Valor Mines Ltd., Valor is at arm's length to Chita Creek. As part of that transaction Chita Creek agreed to hold title to the Chita claims for Valor as long as the claims are in good standing. When we acquired the Chita claims from Valor in February 2005, Valor directed Chita Creek to transfer title to the Chita claims to Banner Exploration Ltd., our wholly owned subsidiary. Our acquisition of the Chita claims from Valor is a negotiated arm's length transaction. Chita Creek no longer has any interest or further obligation regarding the Chita claims.

We entered into an agreement on February 1, 2005 with Blue Frontier Ventures Inc., a private company controlled by Mr. Disher, our former President, for Mr. Disher to provide consulting services for $1,000 per month and use of office facilities for an additional $500 per month, on a month to month basis. We believe this is comparable to terms we could have obtained from unaffiliated third parties.

From inception to March 31, 2006, we incurred rent of $1,000 and management services of $2,000 provided by Mr. Disher through Blue Frontier. At March 31, 2005, we had prepaid $1,000 for management services, which is included in prepaid expenses.

For the year period ended March 31, 2005, we incurred rent of $6,000 and management services of $12,000 provided by Mr. Disher through Frontier.

For the year period ended March 31, 2006, we incurred consulting fees of $415 provided by a company controlled by a relative of our former President.

At March 31,  2006,  we had an amount of $5,231  owing to Mr.  Disher  for rent,
management  services,   and  expenses.   The  amount  is  non-interest  bearing,
unsecured, and payable on demand.


                   ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

      No.    Exhibit Name
      ---    ------------

     3.1(1)  Articles of Incorporation
     3.2(1)  Bylaws
     4.1(1)  Specimen Stock Certificate
     10.1(1) Property Acquisition Agreement dated February 1, 2005 between Valor
             Mines Inc., Banner Exploration Ltd. and the Company
     10.2(1) Bill of Sale Absolute dated March 18, 2005 transferring the Chita claims from Chita Creek Exploration Ltd. to Banner Exploration Ltd.

      No.    Exhibit Name
      ---    ------------
     10.3(1) Consulting  Agreement  dated February 1, 2005 between Blue Frontier
             Ventures Inc. and the Company.
     23.3(1) Consent of Glen Macdonald, P.Geo, Geologist
     31.1    Certification  Required  Pursuant to  Section  302 of the Sarbanes-
             Oxley Act of 2002
     32.1    Certification  Required  Pursuant to  Section 906  of the Sarbanes-
             Oxley Act of 2002
     99.1(1) Subscription Agreement

          (1) Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on September 26, 2005.

          (2) Incorporated by reference to same exhibit filed with the Company's Form SB-2 Amendment No. 2 Registration Statement on January 18, 2006.

All other Exhibits called for by Rule 601 of Regulation S-B are not applicable to this filing. Information pertaining to our common stock is contained in our Articles of Incorporation and Bylaws.

     (b)  FORM 8-K

During the last quarter, 8-K current reports were filed on the following dates:

     (1) June 16, 2006

                ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2006 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2006 and 2005 were $14,000.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements including costs related to the initial public offering and are not reported under "Audit Fees" above for fiscal 2006 were $NIL.

Tax Fees

None

All Other Fees

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

BANNER RESOURCES INC.


/s/ Robert Krause     President, Treasurer and Director
-----------------     (Principal Executive Officer;             June 30, 2006
                      Principal Financial and Accounting
                      Officer)