Form 10QSB
period 2006-06-30
Banner Resources Inc.
filed 2006-08-14
CIK 1324481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:   000-51939

BANNER RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0446606 (I.R.S. Employer Identification No.)

902 Kings Avenue West Vancouver, British Columbia, Canada (Address of principal executive offices)	V7T 2B7 (zip code)

Issuer’s Telephone Number:   (604) 926-0508

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No

As of August 14, 2006 there were 6,945,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes          No

BANNER RESOURCES INC.
JUNE 30, 2006

INDEX

PART I - FINANCIAL INFORMATION	Page No.(s)

Item 1.	Financial Statements (unaudited)

Balance Sheets, June 30, 2006 and March 31, 2006	1

Statements of Operations for the three month periods ended June, 2006 and 2005 and from the date of inception on January 24, 2005 through June 30, 2006	2

Statements of Cash Flows for the three month period ended June, 2006 and 2005	3

Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	7

Item 3.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 3.	Defaults Upon Senior Securities.	11

Item 4.	Submission of Matters to Vote of Security Holders.	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES	12

Banner Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	June 30, 2006 $	March 31, 2006 $

ASSETS
Current Assets
Cash	68	6,383
Prepaid expenses	1,000	—

Total Assets	1,068	6,383

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	23,760	16,148
Accrued liabilities	900	5,530
Due to related party (Note 4(b))	5,231	5,231
Loans payable (Note 5)	14,640	14,640

Total Liabilities	44,531	41,549

Contingencies and Commitments (Notes 1 and 3)
Stockholders' Deficit
Common Stock
Authorized: 75,000,000 shares, par value $0.001
Issued: 6,945,000 shares	6,945	6,945
Additional Paid-in Capital	36,750	36,750
Donated Capital (Note 4(a))	10,266	5,766
Accumulated Other Comprehensive Loss	(555)	(160)
Deficit Accumulated During the Exploration Stage	(96,869)	(84,467)

Total Stockholders' Deficit	(43,463)	(35,166)

Total Liabilities and Stockholders' Deficit	1,068	6,383

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated From January 24,2005 (Date of Inception) to June 30, 2006 $	For the Three Months Ended June 30, 2006 $	For the Three Months Ended June 30, 2005 $

Revenue	—	—	—

Expenses
Consulting	1,919	—	402
General and administrative	3,545	2	2,057
Management fees (Note 4(a))	17,000	3,000	3,000
Mineral property costs	15,000	—	166
Rent (Note 4(a))	11,854	1,500	4,717
Professional services	42,286	7,900	4,250
Travel	5,265	—	3,143

Total Expenses	96,869	12,402	17,735

Net Loss	(96,869)	(12,402)	(17,735)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	(555)	(395)	(150)

Comprehensive Loss	(97,424)	(12,797)	(17,885)

Net Loss Per Share - Basic and Diluted	—	—	—

Weighted Average Shares Outstanding	—	6,945,000	6,393,000

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30, 2006 $	For the Three Months Ended June 30, 2005 $

Operating Activities
Net loss	(12,402)	(17,735)
Adjustment to reconcile net loss to net cash used in operating activities
Donated services	4,500	—
Changes in operating assets and liabilities
Prepaid expenses	(1,000)	—
Accounts payable and accrued liabilities	2,982	4,412
Due to related parties	—	985

Net Cash Used in Operating Activities	(5,920)	(15,490)

Financing Activities
Loans payable	(15,000)
Common stock issued for cash	—	25,650

Net Cash Provided by Financing Activities	—	10,650

Effect of Exchange Rate Changes on Cash	(395)	(150)

Decrease in Cash	(6,315)	(4,990)
Cash - Beginning of Period	6,383	9,147

Cash - End of Period	68	4,157

Supplemental Disclosures:
Interest paid	—	—
Income taxes paid	—	—

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on January 24, 2005. The Company has acquired a 100% interest in 70 mineral claim units located in the Clinton Mining Division, British Columbia.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30 the Company has a working capital deficit of $43,463, and has accumulated losses of $96,869 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed am amended SB-2 Registration Statement (“SB-2”) to register up to 3,000,000 common shares at a price of $0.10 per share for gross proceeds of up to $300,000, that was declared effective on August 1, 2006. The offering will be open for a period of nine months from the effective date of the SB-2, on a best efforts basis. The SB-2 also registered up to 5,445,000 common shares for resale by existing shareholders of the Company. The Company will not receive any proceeds from the resale of common shares by the selling stockholders.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements include accounts of the Company and its wholly-owned subsidiary, Banner Exploration Ltd., a company incorporated in the Province of British Columbia, Canada, on January 26, 2005. All intercompany transactions and balances have been eliminated. The Company’s fiscal year end is March 31.

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

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

2.	Summary of Significant Accounting Policies (continued)

e)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and due to related party, approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

f)	Foreign Currency Transactions/Balances

The Company’s functional currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the wholly-owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

g)	Mineral Property Costs

The Company has been in the exploration stage since its inception on January 24, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Donated Services

The Company recognizes professional services donated to the Company based upon their fair value. During the period ended June 30, 2006, the Company recognized donated management services of $3,000 and donated rent of $1,500.

k)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

2.	Summary of Significant Accounting Principles (continued)

l)	Recent Accounting Pronouncements

The FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

m)	Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company’s annual financial statements for the year ended March 31, 2006, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

3.	Mineral Property

On February 1, 2005, the Company acquired a 100% interest in seven mineral claims consisting of 70 mineral claim units located in Clinton Mining Division, British Columbia, Canada, in consideration for the issuance of 320,000 common shares at a fair value price of $.001 per share or $320 in total. The fair value of these common shares was determined to be $0.001 per share based on the cash sale of common stock on February 28, 2005 being the closest date shares were issued. The purchase price of $320 was charged to operations as mineral property costs as proven or probable reserves have not been established on the mineral property. The Company must pay the former owner of the mineral claims a 2½% Net Smelter Royalty upon commencement of commercial production. However, the Company can acquire 1½% of the Net Smelter Return for $1,000,000 within 12 months from commencement of commercial production. An advance royalty payment of $25,000 will be payable annually commencing on February 1, 2008. If the Company does not make the advance royalty payment on February 1, 2008, the claims will be returned to the vendor. If the royalty of $25,000 is paid on February 1, 2008, this amount will be charged to operations if proven or probable reserves have not been found.

4.	Related Party Transactions

a)	During the three month period ended June 30, 2006, the Company recognized a total of $3,000 for donated services at $1,000 per month and $1,500 for donated rent at $500 per month provided by the President of the Company.

b)	As at June 30, 2006, the Company has an amount owing of $5,231 to the former President of the Company for rent and management services incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

During the year ended March 31, 2006, the Company received unsecured cash loans of $14,640. These loans are non-interest bearing, and have no specific terms of repayment. These remain outstanding as at June 30, 2006.

FORWARD-LOOKING STATEMENTS

        We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved identify “forward-looking” statements. This report contains “forward-looking information” which may include, but is not limited to, statements with respect to the following:

•	the timing of regulatory and permitting matters;

•	the timing and outcome of our exploration;

•	the estimation of mineral resources and the realization of mineral reserves, if any, based on mineral resource estimates;

•	estimates related to costs of exploration expenditures;

•	requirements for additional capital and our ability to raise additional capital;

•	government regulation of mining operations, environmental risks, reclamation and rehabilitation expenses;

•	title disputes or claims;

•	limitations of insurance coverage; and

•	the future price of gold, silver or other metals.

        Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

        Our management has included projections and estimates in this report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

        We qualify all the forward-looking statements contained in this report by the foregoing cautionary statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

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

        We filed a registration statement on Form SB-2 and a post-effective amendment on July 19, 2006, in connection with the offer and sale of up to 8,445,000 shares of our common stock, of which 5,445,000 shares are offered by the persons named in the prospectus under the caption “selling shareholders”. Up to 3,000,000 shares of our common stock are being sold by us, at a price of $0.10 per share on a self-underwritten, best efforts basis, with no minimum. Our offering of 3,000,000 shares will end on or about December 1, 2006 unless we sell all the offered shares or we elect to terminate the offering prior to that final date. For the offering of 5,445,000 shares by the selling shareholders, the Company plans to update the registration statement for a period ending on or about December 1, 2006. We have not sold any securities under the prospectus as of the date of this report.

        Our principal office is located at 902 Kings Avenue, West Vancouver, British Columbia, V7T 2B7, and our phone number is (604) 926-0508.

Plan of Operation

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

        In February 2005, Mr. Glen Macdonald, P.Geo. was hired by Banner to provide an initial Geology Report on the Chita claims (the “Macdonald Report”). Mr. Macdonald has 29 years experience as a consulting geologist. He graduated from the University of British Columbia, Canada, with degrees in Economics in 1971 and Geology in 1973. He is a member of the Association of Professional Engineers and Geoscientists of the Province of British Columbia (No. 20464) and a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta (No. 36214). The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program.

Exploration in 2005

         Mr. Macdonald recommended an initial exploration program consisting of geological sampling and mapping program on the property. In July 2005, we hired an independent geological consulting services company whose field crew carried out a program of mapping and sampling on the property and filed an assessment report with the BC Ministry of Energy and Mines which keeps the Chita claims in good standing until July 25, 2006, extended through August 31, 2006. We have concluded the field work of our initial exploration program and we expect to receive sample analysis and report in the fourth quarter of 2006.

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

        Further, we are also reviewing a program (subject to final analysis, budget availability, and independent recommendations) for a trenching program which would allow geologists to sample “fresh rock” as the surface rocks are extremely weathered and leached (cretaceous period between 65 and 135 million years old). This program will cost us approximately $100,000.

        We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. We estimate that we will be required to raise at least $100,000 through debt or equity financing during the third or fourth of 2006 to continue as a going concern.

        In February 2006, we filed a registration statement to register 3,000,000 shares of our common stock for offer and sale by us at $0.10 per share to raise up to $300,000 on a best efforts basis. We intend to fund the exploration program with proceeds of our offering of 3,000,000 shares of common stock at $0.10 per share. As of the date of this report we have not sold any shares in the registered offering. We anticipate we will successfully raise financing during the third or fourth quarter of 2006 to finance our proposed exploration programs.

Results of Operations

        During the quarter ended June 30, 2006, we had total expenses of $12,402, which included management fees of $3,000 ($3,000 — 2005), rent of $1,500 ($4,717 – 2005), profession service fees of $7,900 ($4,250 – 2005) and general and administrative expenses of $2 ($2,057 – 2005). Total expenses declined $5,333 or 30% from $17,735 for the quarter ended June 30, 2005 to $12,402 for the same period in 2005, as we reduced expenses due to lack of capital. We anticipate total expenses may increase during the third and fourth quarter of 2006, if we are able to raise capital to fund our 2006/2007 exploration program.

        During the quarter ended June 30, 2006, we had a comprehensive loss of $12,797, compared to a comprehensive loss of $17,885 during the same quarter in 2005.

Liquidity and Capital Resources

        We had cash in the amount of $68 as of June 30, 2006 and a working capital deficit of $43,463. Our cash requirements have been funded to date by small private placements of our equity securities and by loans from our officer and director.

        We did not raise any capital through the offer and sale of securities during the quarter ended June 30, 2006. Our sole officer and director, Robert Krause donated services and rent in the amount of $4,500 during the quarter. During the quarter ended June 30, 2006, we used cash of $5,920 for operating activities and cash decreased by $395 due to effect of currency exchange rates as our funds are held in Canadian dollars, reducing our cash on hand to $68. If we are unable to raise additional capital during the third quarter of 2006, we may be unable to continue as a going concern.

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

Contractual Obligations

        As of June 30, 2006, we had no non-cancelable contractual obligations.

ITEM 3.    CONTROLS AND PROCEDURES

        The Company’s controls and procedures have been adequately designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The controls and procedures are adequately designed to ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

        The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information has been recorded, processed, summarized and reported on a timely basis, and that information required to be disclosed has been accumulated and communicated to them in a timely fashion to allow timely decisions regarding required disclosure.

        There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

Exhibit Number	Description

31.1	Certification of Robert Krause, President and Treasurer, of Banner Resources Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert Krause, President and Treasurer, of Banner Resources Inc., pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006

BANNER RESOURCES INC.

By:  /s/ Robert Krause
        ___________________________________
        Robert Krause, President and Treasurer
        (Principal Executive Officer and Principal Financial and
Accounting Officer)