Form 10QSB
period 2006-09-30
Banner Resources Inc.
filed 2006-11-14
CIK 1324481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Banner Resources Inc.

(Exact Name of Small Business Registrant as Specified in its Charter)

Nevada	000-51939	98-0446606
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

206 - 595 Howe Street Vancouver, British Columbia, Canada	V6C 2T5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(604) 681-2575

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.    Yes           No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer         Accelerated filer         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):   Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   7,445,000 shares of Common Stock as of November 13, 2006

Transitional Small Business Disclosure format (check one):   Yes     No

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets, September 30, 2006 and March 31, 2006	1

Statements of Operations for the three and six month periods ended September 30, 2006 and 2005 and from the date of inception on January 24, 2005 through September 30, 2006	2

Statements of Cash Flows for the six month period ended September 30, 2006 and 2005	3

Notes to Financial Statements	4 – 7

Item 2: Management’s Discussion and Analysis of Financial Condition or Plan of Operation	8

Item 3: Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	12

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3: Default Upon Senior Securities	12

Item 4: Submission of Matters to a Vote of Security Holders	12

Item 5: Other Information	12

Item 6: Exhibits	12

Signatures	13

PART I

ITEM 1. FINANCIAL STATEMENTS

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	September 30, 2006 $	March 31, 2006 $

ASSETS

Current Assets

Cash	82,297	6,383
Prepaid expenses	1,000	–

Total Assets	83,297	6,383

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	17,264	16,148
Accrued liabilities	–	5,530
Due to related party (Notes 4(b) and (c))	7,931	5,231
Loans payable (Note 5)	14,640	14,640

Total Liabilities	39,835	41,549

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ Equity (Deficit)

Common Stock Authorized: 75,000,000 shares, par value $0.001 Issued: 7,445,000 and 6,945,000 shares respectively	7,445	6,945

Additional Paid-in Capital	136,250	36,750

Donated Capital (Note 4(a))	14,766	5,766

Accumulated Other Comprehensive Loss	(643)	(160)

Deficit Accumulated During the Exploration Stage	(114,356)	(84,467)

Total Stockholders’ Equity (Deficit)	43,462	(35,166)

Total Liabilities and Stockholders’ Equity (Deficit)	83,297	6,383

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated From January 24, 2005 (Date of Inception) to September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Six Months Ended September 30,	For the Six Months Ended September 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting	1,919	–	14	–	416
General and administrative	3,607	62	(464)	64	1,593
Management fees (Note 4(a))	20,000	3,000	3,000	6,000	6,000
Mineral property costs	18,758	3,758	13,426	3,758	13,592
Rent (Note 4(a))	13,354	1,500	1,608	3,000	6,325
Professional services	51,453	9,167	14,950	17,067	19,200
Travel	5,265	–	–	–	3,143

Total Expenses	114,356	17,487	32,534	29,889	50,269

Net Loss	(114,356)	(17,487)	(32,534)	(29,889)	(50,269)

Other Comprehensive Loss

Foreign Currency Translation Adjustment	(643)	(88)	(81)	(483)	(231)

Comprehensive Loss	(114,999)	(17,575)	(32,615)	(30,372)	(50,500)

Net Loss Per Share – Basic and Diluted		–	–	–	(0.01)

Weighted Average Shares Outstanding		7,037,000	6,891,000	6,991,000	6,643,000

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the Six Months Ended September 30,	For the Six Months Ended September 30,
	2006	2005
	$	$

Operating Activities

Net loss	(29,889)	(50,629)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated services	9,000	–

Changes in operating assets and liabilities:

Prepaid expenses	(1,000)	1,000
Accounts payable and accrued liabilities	(4,414)	18,296
Due to related parties	2,700	(330)

Net Cash Used in Operating Activities	(23,603)	(31,663)

Financing Activities

Repayment of loans payable	–	(15,000)
Common stock issued for cash	100,000	38,150

Net Cash Provided by Financing Activities	100,000	23,150

Effect of Exchange Rate Changes on Cash	(483)	(231)

Increase (Decrease) in Cash	75,914	(8,744)

Cash – Beginning of Period	6,383	9,147

Cash – End of Period	82,297	403

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

1.	Nature of Operations and Continuance of Business

Banner Resources Inc. (the “Company”) was incorporated in the State of Nevada on January 24, 2005. The Company has acquired a 100% interest in 70 mineral claim units located in the Clinton Mining Division, British Columbia.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “ Accounting and Reporting by Development Stage Enterprises ”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2006 the Company has accumulated losses of $114,356 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is offering, by way of an amended SB-2 Registration Statement (“SB-2”) which was declared effective on August 1, 2006, up to 3,000,000 common shares at a price of $0.10 per share for gross proceeds of up to $300,000. The offering will be open for a period of nine months from the effective date of the SB-2, on a best efforts basis. The amended SB-2 will also register up to 5,445,000 common shares for resale by existing shareholders of the Company. The Company will not receive any proceeds from the resale of common shares by the selling stockholders.

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

(Unaudited)

2.	Summary of Significant Accounting Policies
e)	Financial Instruments

The fair values of cash, prepaid expenses, accounts payable, accrued liabilities amounts due to related party, and loans payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

f)	Foreign Currency Translation

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

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and 2005, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Donated Services

The Company recognizes professional services donated to the Company based upon their fair value. During the period ended September 30, 2006, the Company recognized donated management services of $6,000, and donated rent of $3,000.

Banner Resources Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies
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

l)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and in March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

m)	Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company’s annual financial statements for the year ended March 31, 2006, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the six month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

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

Banner Resources Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

4.	Related Party Transactions
a)

During the six month period ended September 30, 2006, the Company recognized a total of $6,000 for donated services at $1,000 per month and $3,000 for donated rent at $500 per month provided by the President of the Company.

b)

As at September 30, 2006, the Company has an amount owing of $5,231 to the former President of the Company for rent and management services incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

As at September 30, 2006, the Company has an amount owing of $2,700 to directors of the Company for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

During the year ended March 31, 2006, the Company received unsecured cash loans of $14,640. These loans are non-interest bearing, and have no specific terms of repayment.

6.	Common Stock

On September 13, 2006, the Company issued 500,000 common shares at $0.20 per share for proceeds of $100,000.

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

We filed a registration statement on Form SB-2 and a post-effective amendment on July 19, 2006, in connection with the offer and sale of up to 8,445,000 shares of our common stock, of which 5,445,000 shares are offered by the persons named in the prospectus under the caption “selling shareholders”. Up to 3,000,000 shares of our common stock are being sold by us, at a price of $0.10 per share on a self-underwritten, best efforts basis, with no minimum. On September 15, 2006, we accepted subscriptions from two investors and issued 500,000 shares of common stock at $0.20 per share for gross proceeds of $100,000. Our offering of 3,000,000 shares (of which 2,500,000 are available for sale) will end on or about December 1, 2006 unless we sell all the offered shares or we elect to terminate the offering prior to that final date.

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

Additionally, we have been reviewing a potentially expanded field season in 2006 and early 2007 (subject to final analysis, budget availability, and independent recommendations). We have been approached by our neighboring mineral tenure holders to join them in a regional airborne survey (dighem em / magnetic geophysical survey). The advantage to the Company is significant in that being a part of a large regional program is extremely cost effective (overall program in excess of $145,000) with our share being approximately $30,000. If we were to contract the same survey independently, we estimate that the cost would be closer to $50,000. We do not currently have sufficient capital to fund these projects, and we would be required to raise additional financing.

Further, we are also reviewing a program (subject to final analysis, budget availability, and independent recommendations) for a trenching program which would allow geologists to sample “fresh rock” as the surface rocks are extremely weathered and leached (cretaceous period between 65 and 135 million years old). We estimate that this program will cost us approximately $100,000.

We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. We estimate that we will be required to raise at least $100,000 during first quarter of 2006 to fund our planned exploration programs.

In February 2006, we filed a registration statement to register 3,000,000 shares of our common stock for offer and sale by us at $0.10 per share to raise up to $300,000 on a best efforts basis. We intend to fund the exploration program with proceeds of our offering of 3,000,000 shares of common stock at $0.10 per share. On September 15, 2006, we accepted subscriptions from two investors and issued 500,000 shares of common stock at $0.20 per share for gross proceeds of $100,000. We anticipate we will successfully complete additional financing during the fourth quarter of 2006 to finance our proposed exploration programs.

Results of Operations

During the quarter ended September 30, 2006, we had total expenses of $17,487 ($32,534 – 2005), which included management fees of $3,000 ($3,000 - 2005), rent of $1,500 ($1,608 – 2005), profession service fees of $9,167 ($14,950 – 2005) and general and administrative expenses of $62 ($(464) – 2005). Total expenses declined $15,047 or 46% from $17,487 for the quarter ended September 30, 2006 to $32,534 for the same period in 2005, as we reduced expenses due to lack of capital. We anticipate total expenses may increase during the fourth quarter of 2006 and during 2007, if we are able to raise capital to fund our 2006/2007 exploration program.

During the quarter ended September 30, 2006, we had a comprehensive loss of $17,487 for the quarter ended September 30, 2006 to $32,534 for the same period in 2005.

During the six month period ended September 30, 2006, we had total expenses of $29,889 ($50,269 – 2005), which included management fees of $6,000 ($6,000 - 2005), rent of $3,000 ($6,325 – 2005), profession service fees of $17,067 ($19,200 – 2005) and general and administrative expenses of $64 ($1,593 – 2005). Total expenses declined $20,380 or 41% from $29,889 for the six month period ended September 30, 2006 to $50,269 for the same period in 2005, as we reduced expenses due to lack of capital. We anticipate total expenses may increase during the six month period ended September 30, 2006 and during 2007, if we are able to raise capital to fund our 2006/2007 exploration program.

During the six month period ended September 30, 2006, we had a comprehensive loss $29,889 for the six month period ended September 30, 2006 to $50,269 for the same period in 2005.

Liquidity and Capital Resources

We had cash in the amount of $82,297 and prepaid expenses $1,000 as of September 30, 2006 and working capital of $43,462. Our cash requirements have been funded to date by small private placements of our equity securities and by loans from our officer and director.

On September 15, 2006, we accepted subscriptions from two investors and issued 500,000 shares of common stock at $0.20 per share for gross proceeds of $100,000. Our sole officer and director, Robert Krause donated services and rent in the amount of $4,500 during the quarter. During the six month period ended September 30, 2006, we used cash of $23,603 for operating activities and financing activity provided cash of $100,000. Overall cash increased by $75,914 to $82,297 at September 30, 2006.

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

Contractual Obligations

As of September 30, 2006, we had no non-cancelable contractual obligations.

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

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2006, the Company will begin its efforts to comply with the Sarbanes-Oxley Act of 2002. The Company’s effective date for compliance is March 31, 2009.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Robert Krause, President and Treasurer, of Banner Resources Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Robert Krause, President and Treasurer, of Banner Resources Inc., pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006

BANNER RESOURCES INC.

By /s/ Robert Krause

Robert Krause, President and Treasurer

(Principal Executive Officer and Principal Financial and Accounting Officer)