Form 10QSB
period 2006-12-31
Banner Resources Inc.
filed 2007-02-15
CIK 1324481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

❑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number:  000-51939

BANNER RESOURCES INC.

(Exact name of registrant as specified on its charter)

NEVADA	98-0446606
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

206-595 Howe Street
Vancouver, B.C. Canada	V7R 3Y9
(Name and address of principal executive offices)	(Zip Code)

(604) 681-2575

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes ☒  No❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ❑        Accelerated filer ❑        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ❑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ❑   No ❑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

7,445,000 shares issued and outstanding as of February 14, 2007

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Banner Resources Inc.
(An Exploration Stage Company)

December 31, 2006

Index

Consolidated Balance Sheets F–1

Consolidated Statements of Operations F–2

Consolidated Statements of Cash Flows F–3

Notes to the Consolidated Financial Statements F–4

Banner Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2006 $ (unaudited)	March 31, 2006 $
ASSETS		
Current Assets		
Cash	75,359	6,383
Prepaid expenses	1,000	–
Total Assets	76,359	6,383
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
Current Liabilities		
Accounts payable	26,782	16,148
Accrued liabilities	–	5,530
Due to related parties (Notes 4(b) and (c))	7,811	5,231
Loans payable (Note 5)	14,640	14,640
Total Liabilities	49,233	41,549
Contingencies and Commitments (Notes 1 and 3)		
Stockholders' Equity (Deficit)		
Common Stock Authorized: 75,000,000 shares, par value $0.001 Issued: 7,445,000 shares (March 31, 2006 – 6,945,000 shares)	7,445	6,945
Additional Paid-in Capital	136,250	36,750
Donated Capital (Note 4(a))	19,266	5,766
Accumulated Other Comprehensive Loss	(3)	(160)
Deficit Accumulated During the Exploration Stage	(135,832)	(84,467)
Total Stockholders' Equity (Deficit)	27,126	(35,166)
Total Liabilities and Stockholders' Equity (Deficit)	76,359	6,383

The accompanying notes are an integral part of these consolidated financial statements

F–1

Banner Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated From January 24, 2005 (Date of Inception) to December 31, 2006 $	For the Three Months Ended December 31, 2006 $	For the Three Months Ended December 31, 2005 $	For the Nine Months Ended December 31, 2006 $	For the Nine Months Ended December 31, 2005 $
Revenue	–	–	–	–	–
Expenses					
Consulting	1,919	–	(1)	–	415
General and administrative	4,504	897	99	961	1,692
Management fees (Note 4(a))	23,000	3,000	3,000	9,000	9,000
Mineral property costs	26,415	7,657	(31)	11,415	13,561
Rent (Note 4(a))	14,854	1,500	1,493	4,500	7,818
Professional services	59,875	8,422	5,600	25,489	24,800
Travel	5,265	–	–	–	3,143
Total Expenses	135,832	21,476	10,160	51,365	60,429
Net Loss	(135,832)	(21,476)	(10,160)	(51,365)	(60,429)
Other Comprehensive Loss					
Foreign Currency Translation Adjustment	(3)	640	(87)	157	(318)
Comprehensive Loss	(135,835)	(20,836)	(10,247)	(51,208)	(60,747)
Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)
Weighted Average Shares Outstanding		7,445,000	6,945,000	7,143,000	6,744,000

The accompanying notes are an integral part of these consolidated financial statements

F–2

Banner Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine Months Ended December 31, 2006 $	For the Nine Months Ended December 31, 2005 $
Operating Activities		
Net loss for the period	(51,365)	(60,429)
Adjustment to reconcile net loss to net cash used in operating activities:		
Donated services	13,500	–
Changes in operating assets and liabilities:		
Prepaid expenses	(1,000)	1,000
Accounts payable and accrued liabilities	5,104	22,219
Due to related parties	2,580	5,231
Net Cash Used in Operating Activities	(31,181)	(31,979)
Financing Activities		
Loans payable	–	(15,000)
Common stock issued for cash	100,000	38,150
Net Cash Provided by Financing Activities	100,000	23,150
Effect of Exchange Rate Changes on Cash	157	(318)
Increase (Decrease) in Cash	68,976	(9,147)
Cash – Beginning of Period	6,383	9,147
Cash – End of Period	75,359	–
Supplemental Disclosures:		
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

F–3

Banner Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1. Exploration Stage Company

Banner Resources ("the Company") was incorporated in the State of Nevada on January 24, 2005. The Company has acquired a 100% interest in 70 mineral claim units located in the Clinton Mining Division, British Columbia.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "*Accounting and Reporting by Development Stage Enterprises*". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2006 the Company has accumulated losses of $135,835 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company is offering, by way of an amended SB-2 Registration Statement ("SB-2") which was declared effective on August 1, 2006, up to 3,000,000 common shares at a price of $0.10 per share for gross proceeds of up to $300,000. The offering will be open for a period of nine months from the effective date of the SB-2, on a best efforts basis. As at December 31, 2006, the Company did not issue any common shares with respect to the SB-2. The amended SB-2 also registered up to 5,445,000 common shares for resale by existing shareholders of the Company. The Company will not receive any proceeds from the resale of common shares by the selling stockholders.

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

b) Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company's annual financial statements for the year ended March 31, 2006, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. Operating results for the nine month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

c) Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

F-4

Banner Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "*Earnings per Share*" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

f) Financial Instruments

The fair values of cash, accounts payable, accrued liabilities, due to related parties, and loans payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

g) Foreign Currency Transactions/Balances

The Company's functional currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "*Foreign Currency Translation*" ("SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the wholly-owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

h) Mineral Property Costs

The Company has been in the exploration stage since its inception on January 24, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "*Whether Mineral Rights Are Tangible or Intangible Assets*". The Company assesses the carrying costs for impairment under SFAS 144, "*Accounting for Impairment or Disposal of Long Lived Assets*" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

i) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company's only component of comprehensive loss was foreign currency translation adjustments.

F-5

Banner Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

j) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "*Accounting for Income Taxes*" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k) Donated Services

The Company recognizes professional services donated to the Company based upon their fair value. During the nine months ended December 31, 2006, the Company recognized donated management services of $9,000 (2005 - $Nil), and donated rent of $4,500 (2005 - $Nil).

l) Stock-based Compensation

Prior to April 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "*Accounting for Stock Issued to Employees*" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "*Share Based Payments*", using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

m) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, "*Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)*". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "*Fair Value Measurements*". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "*Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109*". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

F-6

Banner Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

m) Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "*Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities*". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "*Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140*", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "*Accounting for Derivative Instruments and Hedging Activities*", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "*Accounting for the Impairment or Disposal of Long-Lived Assets*", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3. Mineral Property

On February 1, 2005, the Company acquired a 100% interest in seven mineral claims consisting of 70 mineral claim units located in Clinton Mining Division, British Columbia, Canada, in consideration for the issuance of 320,000 common shares at a fair value price of $.001 per share or $320 in total. The fair value of these common shares was determined to be $0.001 per share based on the cash sale of common stock on February 28, 2005 being the closest date shares were issued. The purchase price of $320 was charged to operations as mineral property costs as proven or probable reserves have not been established on the mineral property. The Company must pay the former owner of the mineral claims a 2½% Net Smelter Royalty upon commencement of commercial production. However, the Company can acquire 1½% of the Net Smelter Return for $1,000,000 within 12 months from commencement of commercial production. An advance royalty payment of $25,000 will be payable annually commencing on February 1, 2008. If the Company does not make the advance royalty payment on February 1, 2008, the claims will be returned to the vendor. If the royalty of $25,000 is paid on February 1, 2008, this amount will be charged to operations if proven or probable reserves have not been found. During the nine month period ended December 31, 2006, the Company incurred a total of $11,415 (2005 - $13,561) for mineral property costs.

4. Related Party Transactions

a) During the nine month period ended December 31, 2006, the Company recognized a total of $9,000 (2005 – $Nil) for donated services at $1,000 per month and $4,500 (2005 –$Nil) for donated rent at $500 per month provided by the President of the Company.

b) As at December 31, 2006, the Company has an amount owing of $5,231 to the former President of the Company for rent and management services incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c) As at December 31, 2006, the Company has an amount owing of $2,580 to directors of the Company for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

F-7

Banner Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

5. Loans Payable

During the year ended March 31, 2006, the Company received unsecured cash loans of $14,640. These loans are non-interest bearing, and have no specific terms of repayment.

6. Common Stock

On September 13, 2006, the Company issued 500,000 common shares at $0.20 per share for cash proceeds of $100,000.

F-8

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

We filed a registration statement on Form SB-2 and a post-effective amendment on July 19, 2006, in connection with the offer and sale of up to 8,445,000 shares of our common stock, of which 5,445,000 shares are offered by the persons named in the prospectus under the caption “selling shareholders”. Up to 3,000,000 shares of our common stock were being sold by us, at a price of $0.10 per share on a self-underwritten, best efforts basis, with no minimum. On September 15, 2006, we accepted subscriptions from two investors and issued 500,000 shares of common stock at $0.20 per share for gross proceeds of $100,000. Our offering of 3,000,000 shares, of which 2,500,000 were still available for sale, ended on or about December 1, 2006.

For the offering of 5,445,000 shares by the selling shareholders, the Company plans to periodically update the registration statement.

Our principal office is located at 206-595 Howe Street, Vancouver, British Columbia, V6C 2T5, and our phone number is (604) 681-2575.

Plan of Operations

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

Exploration in 2005

Mr. Macdonald recommended an initial exploration program consisting of geological sampling and mapping program on the property. In July 2005, we hired an independent geological consulting services company whose field crew carried out a program of mapping and sampling on the property and filed an assessment report with the BC Ministry of Energy and Mines which kept the Chita claims in good standing until July 25, 2006.

Exploration in 2006

In June and July 2006, the same independent geological consulting services company field crew carried out a follow-up program of sampling on the property. However, the 2006 exploration season in British Columbia was unusually busy and the independent geological consulting services company was unable to initiate its assessment report until December 2006. The company alternatively paid cash of Cdn$6621.66 in lieu of work on the property to keep the claim in good standing until December 21, 2006. The company then notified the BC Ministry of Energy and Mines on December 21, 2006, that it will be filing an assessment report within 90 days which will keep the Chita claims in good standing until May 29, 2007.

We have now concluded the field work of our initial exploration program and we expect to receive sample analysis and report in the first quarter of 2007.

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

Recommended Exploration Program 2007

Depending on the results of the initial exploration program, if our geologist recommends a follow-up program in 2007, we plan to follow-up with more detailed mapping and sampling at an estimated minimum cost of $15,000, assuming adequate financing is available. We may conduct more detailed geophysical surveys utilizing more sensitive geophysical techniques to enhance the data that currently exists on the claims and focus specifically upon the presently known mineralized areas. We will do more prospecting to better understand the significance of the results of the earlier exploration programs and guide future work.

Additionally, we have been reviewing a potentially expanded field season in 2007 (subject to final analysis, budget availability, and independent recommendations). We have been approached by our neighboring mineral tenure holders to join them in a regional airborne survey (dighem em / magnetic geophysical survey). The advantage to the Company is significant in that being a part of a large regional program is extremely cost effective (overall program in excess of $145,000) with our share being approximately $30,000. If we were to contract the same survey independently, we estimate that the cost would be closer to $50,000. We currently have sufficient capital to fund these projects.

Further, we are also reviewing a program (subject to final analysis, budget availability, and independent recommendations) for a trenching program which would allow geologists to sample “fresh rock” as the surface rocks are extremely weathered and leached (cretaceous period between 65 and 135 million years old). We estimate that this program will cost us approximately $100,000. We will be required to raise additional capital to fund this exploration program.

We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months.

Results of Operations

During the quarter ended December 31, 2006, we had total expenses of $21,476, which included management fees of $3,000, rent of $1,500, professional service fees of $8,422, general and administrative expenses of $897, and mineral property costs of $7,657. We anticipate total expenses may increase during the first quarter of 2007, if an expanded exploration program is warranted.

During the quarter ended December 31, 2006, we had a comprehensive loss of $20,836 for the quarter ended December 31, 2006 to $10,247 for the same period in 2005.

During the nine month period ended December 31, 2006, we had total expenses of $51,365 ($60,429 – 2005), which included management fees of $9,000 ($9,000 - 2005), rent of $4,500 ($7,818 – 2005), professional service fees of $25,489 ($24,800 – 2005) and general and administrative expenses of $961 ($1,692 – 2005), and mineral property costs of $11,415 ($13,561 – 2005). We anticipate total expenses may increase during 2007, if we are able to raise capital to fund an expanded 2007 exploration program.

During the nine month period ended December 31, 2006, we had a comprehensive loss $51,208 to $60,747 for the same period in 2005.

Liquidity and Capital Resources

We had cash in the amount of $75,359 and prepaid expenses $1,000 as of December 31, 2006 and working capital of $27,126. Our cash requirements have been funded to date by small private placements of our equity securities and by loans from our officer and director.

Our sole officer and director, Robert Krause donated services and rent in the amount of $4,500 during the quarter. During the nine month period ended December 31, 2006, we used net cash of $31,181 for operating activities. Overall cash increased by $68,976 to $75,359 at December 31, 2006.

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

Contractual Obligations

As of December 31, 2006, we had no non-cancelable contractual obligations.

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

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2007, the Company will begin its efforts to comply with the Sarbanes-Oxley Act of 2002. The Company’s effective date for compliance is March 31, 2009.

PART II – OTHER INFORMATION

Items 1 to 5.

Not applicable.

Item 6.

Exhibits

(a)

Exhibits

31.1

Certification of the President and Treasurer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1

Certification of the President and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2007

BANNER RESOURCES INC.

By//s// “Robert Krause” //s//

Robert Krause

President and Treasurer

(Principal Executive Officer and

Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Robert Krause, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Banner Resources Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to aversely affect the small business issuer’s ability to record, process, summarize and report financial data; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Dated:  February 14, 2007

By:

//s// “Robert Krause”

Robert Krause

President and Treasurer

(Principal Executive Officer and Principal

                Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Banner Resources Inc. (the “Company”) on Form 10-QSB for the three months ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert Krause, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  February 14, 2007

By:

//s// “Robert Krause

Robert Krause

President and Treasurer

(Principal Executive Officer and Principal

                Financial and Accounting Officer)