Form 10KSB/A
period 2006-03-31
Banner Resources Inc.
filed 2007-02-22
CIK 1324481

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                               (AMENDMENT NO. 1)

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no such disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).             Yes [X] No [ ]

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transition Small Business Disclosure Format (Check One)

         Yes               No     X
               --------        ------

                               EXPLANATORY NOTE:


Banner Resources Inc. (the "Company" or the "Registrant") is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended March 31, 2006 ("Original Filing"), solely for the purposes of designating the Company as a shell company. This Amendment does not amend or restate any information contained in the Original Filing and does not purport to update any recent events or developments to the date of the Original Filing.

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

All Other Fees

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

BANNER RESOURCES INC.


/s/ Robert Krause     President, Treasurer and Director
-----------------     (Principal Executive Officer;           February 21, 2007
                      Principal Financial and Accounting
                      Officer)