Form 10QSB/A
period 2006-06-30
Banner Resources Inc.
filed 2007-02-22
CIK 1324481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(AMENDMENT NO. 1)

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

Yes          No

EXPLANATORY NOTE:

Banner Resources Inc. (the “Company” or the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended March 31, 2006 (“Original Filing”), solely for the purposes of designating the Company as a shell company. This Amendment does not amend or restate any information contained in the Original Filing and does not purport to update any recent events or developments to the date of the Original Filing.

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

Date: February 21, 2007

BANNER RESOURCES INC.

By:  /s/ Robert Krause
        ___________________________________
        Robert Krause, President and Treasurer
        (Principal Executive Officer and Principal Financial and
Accounting Officer)