Form 10KSB
period 2007-03-31
Banner Resources Inc.
filed 2007-07-02
CIK 1324481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-51939

BANNER RESOURCES INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State of other jurisdiction of incorporation or organization)	98-0446606 (I.R.S. Employer Identification No.)

206 - 595 Howe Street Vancouver, British Columbia, Canada (Address of Principal Executive Offices)	V6C 2T5 (Zip Code)

(604) 681-2575

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes      No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.   Yes      No

State issuer’s revenues for its most recent fiscal year:   NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule12b-2 of the Exchange Act.) $439,500 as of June 27, 2007, based on last sale price of the Registrant’s stock.

Transitional Small Business Disclosure Format (check one):   Yes      No

Common Shares outstanding as of June 27, 2007: 7,445,000

ITEM 13. EXHIBITS	18
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	19
SIGNATURES	20

i

FORWARD-LOOKING STATEMENTS

We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved identify “forward-looking” statements. This report contains “forward-looking information” which may include, but is not limited to, statements with respect to the following:

•	the timing of regulatory and permitting matters;

•	the timing and outcome of our exploration;

•	the estimation of mineral resources and the realization of mineral reserves, if any, based on mineral resource estimates;

•	estimates related to costs of exploration expenditures;

•	requirements for additional capital and our ability to raise additional capital;

•	government regulation of mining operations, environmental risks, reclamation and rehabilitation expenses;

•	title disputes or claims;

•	limitations of insurance coverage;

•	the future price of gold, silver or other metals; and

•	our potential acquisition of, or pursuits of new business opportunities.

Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled “Description and Development of Business” beginning at page 1 of this report and “Management’s Discussion and Analysis” beginning at page 12 of this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

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

PART I

ITEM 1.   DESCRIPTION AND DEVELOPMENT OF BUSINESS

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

In July 2005, we hired an independent geological consulting services company whose field crew carried out a program of mapping and sampling on the property and filed an assessment report with the BC Ministry of Energy and Mines. The Chita claims are in good standing until June 30, 2007.

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

We are actively reviewing additional natural resources properties in Canada, USA and Africa. We are also exploring opportunities in other industries including the technology sector, biotechnology and communications. However, we have no current plans, arrangements or intentions to acquire any specific property or to pursue any potential business opportunity. We have no current plans, arrangements or intentions to enter into a joint venture with any specific party. However, we are always open to speak to third parties to explore business opportunities.

Our principal office is located at 206 - 595 Howe Street, Vancouver, British Columbia, V6C 2T5, and our phone number is (604) 681-2575.

Proposed Business

Our current plan of operations is to carry out exploration work on the Chita claims and to ascertain the quantities of base and precious metals. We will not be able to determine whether or not our mineral claims contain a mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. We are presently in the exploration stage and there is no assurance that a mineral deposit exists on the mineral claims until appropriate geological exploration is done and a final comprehensive evaluation is concluded. There are no proven mineral reserves on the mineral claims and our proposed exploration program is entirely exploratory in nature.

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

We may also explore other business opportunities in other industries, including technology, biotechnology, communications and manufacturing. We may abandon our existing properties to pursue such opportunities although we have no current plans to do so.

Interest in Mineral Claims

We spent $14,000 on the Chita claims and filed an assessment report with the B.C. Ministry of Energy and Mines. In order to keep the claims in good standing, we have to make minimum expenditures on the claims and filed an assessment report with the B.C. Mineral Titles Branch. We anticipate that we will be required to raise additional financing to satisfy this obligation. The mineral claims are recorded in the name of our wholly owned subsidiary, Banner Exploration Ltd.

Acquisition of Chita Claims

Pursuant to the Property Acquisition Agreement dated February 1, 2005, Banner acquired a 100% undivided mineral interest in the Chita claims from Valor Mines Inc. (“Valor”) and as consideration Banner issued 320,000 common shares to Valor. Valor retained a 2.5% Net Smelter Return Royalty on the mineral claims, but Banner has a right to repurchase 1.5% of the Net Smelter Return Royalty interest at a price of $1,000,000 within 12 months from commencement of commercial production. Under the Property Acquisition Agreement, we will have to pay Valor $25,000 per year as advance royalties commencing February 1, 2008. If we fail to pay Valor the $25,000 by February 1, 2008, we must transfer ownership of the mineral claims back to Valor. Valor has agreed to provide geological consulting services for the claims at standard commercial prices if requested by us.

The Chita claims consist of seven mineral claims representing a total of 70 units that has been staked and recorded as a four post claim. In the Province of British Columbia, each unit equals 25 hectares. The following table sets forth the details of the claim.

Claim Name	Units	Record Number	Expiry Date
CHITA	18	358185	June 30, 2007
RED #1	1	358186	June 30, 2007
RED #2	1	358187	June 30, 2007
CHITA #2	8	358188	June 30, 2007
CHITA #3	12	358189	June 30, 2007
CHITA #5	12	360745	June 30, 2007
CHITA #6	18	360746	June 30, 2007

Net Smelter Return means generally the gross proceeds received by the Company from the sale of minerals produced from the Chita claims to a party that is arm’s length to the Company, less all amounts previously paid by the Company to Valor before commencement of commercial production of minerals, and less costs related to insurance, transportation, sales, marketing, taxes and charges.

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

Exploration in 2005

Mr. Macdonald recommended an initial exploration program consisting of geological sampling and mapping program on the property. In July 2005, we hired an independent geological consulting services company whose field crew carried out a program of mapping and sampling on the property and filed an assessment report with the BC Ministry of Energy and Mines.

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

Exploration in 2006

In June and July 2006, the same independent geological consulting services company field crew carried out a follow-up program of sampling on the property. However, the 2006 exploration season in British Columbia was unusually busy and the independent geological consulting services company was unable to initiate its assessment report until December 2006. On December 21, 2006, we filed notice with the BC Ministry of Energy and Mines of mineral claim exploration and development work for Cdn$6,000 which kept the claims in good standing until May 29, 2007. We subsequently paid cash in lieu of work of $1,206 to extend the good standing date until June 30, 2007. Due to weather and snow pack conditions, the Company’s exploration program will be delayed beyond June 30, 2007. The Company intends to file an assessment report to keep the Chita claims in good standing once the exploration work can be completed.

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

Recommended Exploration Program 2007

We anticipate we will undertake field work in the summer of 2007, weather and snow pack conditions permitting. Depending on the results of the initial exploration program, if our geologist recommends a follow-up program in 2007, we plan to follow-up with more detailed mapping and sampling at an estimated minimum cost of $15,000, assuming adequate financing is available. We may conduct more detailed geophysical surveys utilizing more sensitive geophysical techniques to enhance the data that currently exists on the claims and focus specifically upon the presently known mineralized areas. We will do more prospecting to better understand the significance of the results of the earlier exploration programs and guide future work.

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

The Chita claims are located at approximately 50 (degree) 15’ north latitude and 123 (degree) 31’ west longitude, on NTS map sheet no. 920/4 and 920/5, Clinton Mining Divisions, British Columbia, see Location Map below. The Chita claims are situated along the east shore of Lower Taseko Lake, southwestern British Columbia, approximately 60 kilometers northwest of Gold Bridge and 140 kilometers southwest of Williams Lake. Road access is via Highway 20 from Williams Lake, west 100 kilometers to the village of Hanceville. From there, a well maintained dirt road leads south for approximately 120 kilometers to the subject claims. A number of 4x4 roads cross the property. Winter access is via helicopter from bases at Gold Bridge, Pemberton, Lillooet, or Williams Lake.

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

Claim Status

The Chita claims consist of seven mineral claims with a total of 70 units, covering 1,750 hectares (4324 acres). Claim title is recorded with the Provincial Ministry of Energy, Mines and Petroleum Resources. The anniversary date for the Chita claims is June 30, 2007. The recorded owner and beneficial owner of the claims is Banner Exploration Ltd., Banner’s wholly owned subsidiary. The Chita claims expire on June 30, 2007. If we are unable to extend the expiration date, we will lose our mineral claims. We agreed to pay Valor Mines advance Net Smelter Return Royalty of $25,000 annually commencing February 1, 2008. If we fail to make the advance Net Smelter Return Royalty payment of $25,000 per year commencing February 1, 2008, the Company must transfer title back to Valor.

Summary

The Chita prospect occurs in a region with other similar occurrences being actively explored by other groups, and other deposits with significant historical development. Banner’s property has an intermittent history of exploration by a variety of owners, including major mining companies. The extensive programs completed between 1962 and

1998 have demonstrated that classic porphyry hosted copper mineralization occurs at the Chita property. In addition, some of the late exploration work detected anomalous amounts of gold from wide-spaced stream silt geochemical sampling. During most of the earlier programs, where the most detailed work was completed, gold was not analyzed for, and consequently, gold content in the porphyry system is not known. The anomalous gold reported in streams fact is reflecting a distinct source area peripheral to the porphyry itself.

Further work is warranted at the Chita property to locate the source for the gold anomalies, to determine the gold content in the porphyry copper mineralization itself, and to identify the various intrusive rock units in the complex, and determine their alteration stage.

History of the Claims

The economic potential for copper in the area was first identified by prospectors E. Calep and C.M. Vick in the early 1930’s, who followed float to exposures of narrow veins of pyrite, chalcopyrite and gold associated with feldspar porphyry dikes. The Fish Lake copper-gold deposit was discovered in the 1960’s. Since then, several other prospects have been identified in the region, including Taseko Empress, Chita and Northwest Copper.

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

Location Challenges

We do not expect any major challenges in accessing the property during the initial exploration stages.

Regulations

Our mineral exploration program will comply with the British Columbia Mineral Tenure Act. This act sets forth rules for:

•	locating claims
•	posting claims
•	working claims
•	reporting work performed

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

Our Company is only recently organized with no operating history which makes it difficult to evaluate the investment merits of our Company. Our Company was recently organized on January 24, 2005 and is a start-up company. We have no operating history and we do not have any business prior to our organization. As of March 31, 2007, we had an accumulated deficit of $145,937.

We may not be able to continue as a going concern if we do not obtain additional financing.

Due to our lack of funds and short operating history incurring only expenses, our independent accountants’ audit report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor pointed out that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. Because our officers and directors are unwilling to loan or advance any additional capital to us, with the exception of advancing funds for filing reports with the SEC, we believe that if we do not raise at least $60,000, we may have to suspend or cease operations within 12 months.

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

As of March 31, 2007, we had cash in the amount of $61,254, and a working capital of $21,324. We currently do not have any operations and we have no income. We do not have sufficient funds to satisfy our projected working capital requirements for our fiscal year ending March 31, 2008. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price for base and precious metals and the cost of exploring for these minerals, or our acquisition of a new business opportunity. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

The Chita claims expire on June 30, 2007, unless extended by providing notice to the BC Ministry of Energy and Mines and paying fees. If we are unable to extend the expiration date, we will lose our mineral claim. In order to renew our mineral claims and keep it in good standing, we have to complete and file assessment reports detailing the equivalent of approximately $11,600 (Cdn$14,000) in work on the claims for each year prior to the expiry date. We currently do not have sufficient capital to fund this obligation.

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

As the Province of British Columbia owns the land covered by our mineral claims and native land claims might affect our title to the mineral claims or to British Columbia’s title to the property, our business plan may fail.

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

Our Company plans to have its shares quoted on the NASD’s OTC Bulletin Board. To be quoted on the OTC Bulletin Board, we must rely on a market maker to file an application on our behalf with NASD in order to make a market for our common stock. There are no assurances that we will be successful in having our shares quoted on the OTC Bulletin Board. There is currently no public trading market for our common stock. Therefore, there is no central place, like a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale. Therefore, you may not be able to resell your shares.

Non-U.S. and non-Canadian Shareholders may have problems enforcing their legal rights.

Those shareholders who are not resident of U.S. and/or Canada may have difficulties enforcing legal rights and effect service upon the Company in the United States or upon our sole director and officer in British Columbia. Accordingly, non-U.S. and non-Canadian resident shareholders may be forced to bring actions against the Company and its sole director and officer under U.S. and/or Canadian laws or courts in order to enforce claims that they may have against the Company or its directors or officers. This may be difficult or expensive and materially affect the shareholders’ ability to enforce their legal rights.

Re-sale Restrictions for British Columbia Residents

Subscribers who bought shares from the private offering of 3,000,000 shares from Banner who are residents of British Columbia are relying on an exemption from prospectus and registration requirements of B.C. securities laws for the purchase of the Company’s securities and may only resell their shares pursuant to another prospectus and registration exemption under B.C. securities laws or pursuant to B.C. Securities Commission’s BC Instrument 72-502 “Trade In Securities of U.S. Registered Issuers”. BC Instrument 72-502 requires, among other conditions, that B.C. residents hold the shares for 4 months and limit the volume of shares sold in a 12-month period. (See “Resale Restrictions B.C. Securities Laws”). These restrictions will limit the ability of the B.C. residents to resell the securities in the United States and therefore, may materially affect the market value of your shares.

Selling shareholders who are resident of British Columbia have to comply with additional BC policies

Selling shareholders, who are residents of British Columbia, have to rely on an exemption from prospectus and registration requirements of B.C. securities laws to sell their shares which are being registered for resell by this prospectus. Selling shareholders have to comply with B.C. Securities Commission’s BC Instrument 72-502 “Trade In Securities of U.S. Registered Issuers” to resell their shares. BC Instrument 72-502 requires, among other conditions, that B.C. residents hold the shares for 4 months and limit the volume of shares sold in a 12-month period. (See “Resale Restrictions B.C. Securities Laws”). These restrictions will limit the ability of the B.C. residents to resell the securities in the United States and therefore, may materially affect the market value of your shares.

Selling shareholders who are resident of Alberta have to comply with additional Alberta policies

Selling shareholders, who are residents of Alberta, have to rely on an exemption from prospectus and registration requirements of Alberta securities laws to sell their shares which are being registered for resell by this prospectus. One prospectus exemption is set out in section 2.14 of National Instrument 45-102 “Resale of Securities”

promulgated by the Canadian Securities Administrators. NI 45-102 requires, among other conditions, that residents of Canada do not own more than 10% of our stock and the trade is made through an exchange or market outside of Canada. See “Resale Restrictions Alberta Securities Laws”. These restrictions will limit the ability of the Alberta residents to resell the securities in the United States and therefore, may materially affect the market value of your shares.

Our shares are considered penny stock and any investment in our shares will be considered a high-risk investment and are subject to restrictions on marketability.

If the bid price of our shares is less than $5.00 per share, our shares are considered “penny stock” for purposes of the Securities Exchange Act of 1934, as amended. Brokers effecting transactions in a penny stock are subject to additional customer disclosure and record keeping obligations. The additional obligations include disclosure of the risks associated with low price stocks, stock quote information and broker compensation. In addition, brokers making transactions in penny stocks are subject to additional sales practice requirements under the Exchange Act. These additional requirements include making inquiries into the suitability of penny stock investment for each customer or obtaining the prior written agreement of the customer for the penny stock purchase. Because of these additional obligations, some brokers will not effect transactions in penny stocks. If our shares trade below $5.00 per share when our Company is quoted for trading on the OTC Bulletin Board, this designation would have an adverse effect on the liquidity of our shares and your ability to sell our shares.

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

ITEM 2.   DESCRIPTION OF PROPERTY

Executive Offices

We lease our principal executive office at 206-595 Howe Street, Vancouver, British Columbia, Canada V6C 2T5. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

Neither we nor any of our property are currently subject to any material legal proceedings or other regulatory proceedings, and to our knowledge no such proceedings are contemplated.

Our agent for service of process is Business First Formations, Inc., 3990 Warren Way, Reno, Nevada 89509.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended March 31, 2007.

Use of Proceeds

We filed a registration statement on Form SB-2 and a post-effective amendment on July 19, 2006, in connection with the offer and sale of up to 8,445,000 shares of our common stock, of which 5,445,000 shares are offered by the persons named in the prospectus under the caption “selling shareholders”. Up to 3,000,000 shares of our common stock were being sold by us, at a price of $0.10 per share on a self-underwritten, best efforts basis, with no minimum. On September 15, 2006, we accepted subscriptions from two investors and issued 500,000 shares of common stock at $0.20 per share for gross proceeds of $100,000. Our offering ended on or about December 1, 2006.

For the offering of 5,445,000 shares by the selling shareholders, the Company plans to periodically update the registration statement.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan Of Operations

Our business plan is to proceed with the exploration of the Chita claims to determine whether there are commercially exploitable reserves of gold or other base and precious metals. We have decided to embark upon the initial phase of the exploration program recommended by Glen Macdonald, P.Geo. The initial phase of the recommended program costs approximately $15,000. On March 31, 2007 we had cash on hand of $61,254 and working capital of $21,324. In February 2006, two shareholders loaned us total cash of $10,000, which is non-interest bearing, unsecured and repayable on demand. We do not have sufficient funds to satisfy our on-going working capital requirements for the fiscal year ending March 31, 2008.

Our director, in consultation with our consulting geologist, is assessing whether to proceed to any further exploration of the Chita claims. In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Should the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Chita claims, we intend to seek out and acquire other mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. We may also pursue business opportunities in other industries although we have no current plans or arrangements to do so.

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

We are presently exploring opportunities to raise additional funding in the form of equity or debt. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program should we decide to proceed or acquire or pursue new business opportunities. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next 12 months:

(1)	$15,000 in connection with the 2006 geological work program; and

(2)	$60,000 for operating and administrative expenses.

We had cash in the amount of $61,254 as of March 31, 2007 and a working capital of $21,324. We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. Accordingly, after the 12 months has passed, we will need to obtain additional financing for any significant new operational or exploratory expenses.

Liquidity and Capital Resources

We had cash of $61,254 as of March 31, 2007. We had a working capital surplus of $21,324 as of March 31, 2007.

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

In September 2006, we sold 500,000 shares of common stock in our registered offering to raise $100,000.

Our sole officer and director, Robert Krause, donated services and rent in the amount of $13,500 during the fiscal year ended March 31, 2007. During the fiscal year ended March 31, 2007, we used net cash of $45,089 for operating activities.

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

Contractual Obligations

As of March 31, 2007, we had no non-cancelable contractual obligations.

ITEM 7.   FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto at the end of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, the Company is not required to provide management’s report on internal control over financial reporting until its annual report for the year ended March 31, 2008. Further, the Company’s independent registered public accounting firm is not required to provide an attestation on management’s report on internal control over financial reporting until the Company’s annual report for the fiscal year ended March 31, 2009.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

NONE.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers And Directors

The following table sets forth, as of June 27, 2007, the directors and executive officers of our Company, their ages, term served and all officers and positions with our Company. A director is elected by stockholders and serves until his or her successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

There are no arrangements or understandings regarding the length of time a director of our company is to serve in such a capacity. Our director holds no directorships in any other company that has to comply with the reporting requirements of the Securities Exchange Act of 1934.

Name of Director	Age	Positions

Robert Krause	47	President, Secretary, Treasurer (since June 9, 2006) and Director (since January 24, 2005).

A brief description of the background and business experience of our executive officers:

Mr. Krause has been Director since our Company’s inception on January 24, 2005. Mr. Krause was appointed as President, Secretary and Treasurer on June 9, 2006. Mr. Krause is an exploration geologist who has been actively involved as a consulting geologist since 1985 with international exploration experience. He is president of R.G. Krause & Associates Inc. of Vancouver, British Columbia. Mr. Krause has a Bachelor of Science (geology major) from the University of British Columbia, Canada. From 1999 to 2003 Mr. Krause was Vice President of Exploration, acting as senior geologist, of Starfield Resources (which is listed on the TSX Venture Exchange). From May 2003 to July 2005 Mr. Krause was president and director of Chilco River Holdings Inc. (which became listed on the OTCBB in February 2005). From 2003 to present, Mr. Krause is a director and chief geologist of Wyn Development (which is listed on the TSX Venture Exchange). Mr. Krause will continue to serve in his present positions with the Company until the next annual meeting of shareholders and devote 20% (or 8 hours per week) of his business time to Banner.

Conflicts of Interest

We believe that Mr. Krause could have conflict of interest relationships with other mineral exploration companies. Mr. Krause will continue to be involved in the mineral exploration business for other entities and his involvement could create conflicts of interest. At the present time, we do not foresee any direct conflicts because we intend to explore and develop our own mineral claims. However, in the future, we may enter into joint venture relationships with companies which Mr. Krause is affiliated. The only conflicts that we foresee is Mr. Krause’s devotion to time to other mineral exploration projects that do not involve us

Audit Committee

The Company does not have a formally constituted Audit Committee as the Board considers the Company’s size and operation does not warrant such a committee. The Board acts as a de facto Audit Committee in conjunction with its regular Board meetings. The Board regularly reviews the Company’s financial statements and evaluates the scope and effectiveness of the external audit function on an annual basis

Mr. Krause is not independent under Exchange Act Rule 10A-3 or the rules of any national exchange. Mr. Krause would not be considered a financial expert under Item 401(e) or Regulation S-B. The Company does not currently have sufficient resources to maintain an independent board or financial expert.

Ethical Standards

The Company is aware of its corporate governance responsibilities and seeks to operate to the highest ethical standards. The Company does not have a formal Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% Stockholders in the fiscal year ended March 31, 2007.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth compensation paid to each of the individuals who served as our Chief Executive Officer and our other most highly compensated executive officers (the “named executive officers”) for the fiscal year ended March 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deffered Compensation Earnings $	All Other Compensation	Total

Robert Krause,	2007	–	–	–	–	–	–	–	–
President, Secretary, Treasurer and Director

We paid no compensation to our executive officer or director.

Executive Compensation Agreements and Summary of Executive Compensation

Report on Executive Compensation

We do not currently compensate our executive officer.

Executive Compensation Agreements

None.

Outstanding Equity Awards At Fiscal Year-End

None.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Director Compensation

None.

Director Compensation Agreements

None.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth as of June 29, 2007, certain information with respect to the beneficial ownership of our company’s common stock with respect to each named director and executive officer of our Company, each person known to our Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of our Company as a group:

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Robert Krause (2) Vancouver, B.C. President, Treasurer, Secretary and Director	Common	500,000 shares	6.7%

Magellan Management Company Vancouver, B.C. (beneficial owner: Gavin Roy) Holder of more than 5% of outstanding stock	Common	650,000 shares	8.7%

Tranquility Bay Investments Ltd. Vancouver, B.C. (beneficial owner: Ping Phuan Siu) Holder of more than 5% of outstanding stock	Common	400,000 shares	5.3%

All officers & directors as a group	Common	500,000 shares	6.7%

(1)	The percentage of class is based on 7,445,000 shares of common stock outstanding as of March 31, 2007.

(2)	Appointed President, Treasurer and Secretary on June 9, 2006.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

As of June 27, 2007, we had approximately 33 shareholders of record of our common stock.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In connection with the organization of Banner, James Disher, our former President, Secretary, Treasurer and Director, (resigned June 9, 2006) and Mr. Krause, our current President, Secretary, Treasurer and Director, respectively purchased 1,000,000 shares and 500,000 shares at a price of $0.001 per share.

In April 2002, Chita Creek Exploration Ltd., a company of which Mr. Disher, our former President, is also president, sold the beneficial interests to the Chita claims to Valor Mines Ltd., Valor is at arm’s length to Chita Creek. As part of that transaction Chita Creek agreed to hold title to the Chita claims for Valor as long as the claims are in good standing. When we acquired the Chita claims from Valor in February 2005, Valor directed Chita Creek to transfer title to the Chita claims to Banner Exploration Ltd., our wholly owned subsidiary. Our acquisition of the Chita claims from Valor is a negotiated arm’s length transaction. Chita Creek no longer has any interest or further obligation regarding the Chita claims.

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

As at March 31, 2007, the Company has an amount owing of $5,231 to Mr. Disher for rent and management services incurred on behalf of the Company. The amount owing is non-interest bearing, unsecured, and due on demand.

As at March 31, 2007, the Company has an amount owing of $2,603 (2006 - $nil) to directors of the Company for expenses incurred on behalf of the Company. The amount owing is non-interest bearing, unsecured, and due on demand.

ITEM 13.   EXHIBITS

(a)   Exhibits

Number		Name
3	.1(1)	Articles of Incorporation
3	.2(1)	Bylaws
4	.1(1)	Specimen Stock Certificate
10	.1(1)	Property Acquisition Agreement dated February 1, 2005 between Valor Mines Inc., Banner Exploration Ltd. and the Company

Number		Name
10	.2(1)	Bill of Sale Absolute dated March 18, 2005 transferring the Chita claims from Chita Creek Exploration Ltd. to Banner Exploration Ltd.
10	.3(1)	Consulting Agreement dated February 1, 2005 between Blue Frontier Ventures Inc. and the Company.
23	.3(1)	Consent of Glen Macdonald, P.Geo, Geologist
31.1		Certification Required Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	.1(1)	Subscription Agreement

_________________

(1)	Incorporated by reference to same exhibit filed with the Company’s Form SB-2 Registration Statement on September 26, 2005.

(2)	Incorporated by reference to same exhibit filed with the Company’s Form SB-2 Amendment No. 2 Registration Statement on January 18, 2006.

All other Exhibits called for by Rule 601 of Regulation S-B are not applicable to this filing. Information pertaining to our common stock is contained in our Articles of Incorporation and Bylaws.

(b)   FORM 8-K

During the last quarter, 8-K current reports were filed on the following dates:

None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal 2007 and reviews of the consolidated financial statements included in the Company’s Forms 10-KSB for fiscal 2007, 2006 and 2005 were $12,741, $14,500 and $NIL, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements including costs related to the initial public offering and are not reported under “Audit Fees” above for fiscal 2007 and 2006 were $NIL.

Tax Fees

NONE.

All Other Fees

NONE.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

BANNER RESOURCES INC.

Date: July 2, 2007	By:	/s/ Robert Krause Robert Krause President and Treasurer Principal Executive Officer and Principal Accounting and Financial Officer

Banner Resources Inc.

(An Exploration Stage Company)

March 31, 2007

Report of Independent Registered Public Accounting Firm	Index F–2

Consolidated Balance Sheets	F–3

Consolidated Statements of Operations	F–4

Consolidated Statements of Cash Flows	F–5

Consolidated Statements of Stockholders’ Deficit	F–6

Notes to the Consolidated Financial Statements	F–7

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Banner Resources Inc. (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Banner Resources Inc. (An Exploration Stage Company) as of March 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated for the period from January 24, 2005 (Date of Inception) to March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banner Resources Inc. (An Exploration Stage Company) as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 24, 2005 (Date of Inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has never generated revenues and has incurred a loss from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

June 12, 2007

Banner Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2007 $	March 31, 2006 $
ASSETS
Current Assets
Cash	61,254	6,383
Prepaid expenses	1,000	-

Total Assets	62,254	6,383

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	17,846	16,148
Accrued liabilities	610	5,530
Due to related parties (Notes 4(c) and (d))	7,834	5,231
Loans payable (Note 5)	14,640	14,640

Total Liabilities	40,930	41,549

Contingencies and Commitments (Notes 1 and 3)
Stockholders’ Equity (Deficit)
Common Stock
Authorized: 75,000,000 shares, par value $0.001
Issued: 7,445,000 shares (March 31, 2006 - 6,945,000 shares)	7,445	6,945
Additional Paid-in Capital	136,250	36,750
Donated Capital (Note 4(a))	23,766	5,766
Accumulated Other Comprehensive Loss	(200)	(160)
Deficit Accumulated During the Exploration Stage	(145,937)	(84,467)

Total Stockholders’ Equity (Deficit)	21,324	(35,166)

Total Liabilities and Stockholders’ Equity (Deficit)	62,254	6,383

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Accumulated From January 24, 2005 (Date of Inception) to March 31, 2007 $	For the Year Ended March 31, 2007 $	For the Year Ended March 31, 2006 $

Revenue	-	-	-

Expenses
Consulting	1,919	-	419
General and administrative	5,548	2,005	1,964
Management fees (Notes 4(a) and b))	26,000	12,000	12,000
Mineral property costs	26,366	11,366	13,703
Professional services	64,485	30,099	28,120
Rent (Note 4(a))	16,354	6,000	9,354
Travel	5,265	-	3,143

Total Expenses	145,937	61,470	68,703

Net Loss	(145,937)	(61,470)	(68,703)
Other Comprehensive Loss
Foreign currency translation adjustment	(200)	(40)	(108)

Comprehensive Loss	(146,137)	(61,510)	(68,811)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		7,218,000	6,637,000

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated From January 24, 2005 (Date of Inception) to March 31, 2007 $	For the Year Ended March 31, 2007 $	For the Year Ended March 31, 2006 $

Operating Activities
Net loss for the year	(145,937)	(61,470)	(68,703)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services	23,766	18,000	4,500
Issuance of shares to acquire mineral property	320	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,000)	(1,000)	1,000
Accounts payable and accrued liabilities	18,456	(3,222)	17,526
Due to related parties	7,834	2,603	5,231

Net Cash Used in Operating Activities	(96,561)	(45,089)	(40,446)

Financing Activities
Loans payable	14,640	-	(360)
Proceeds from issuance of common shares	143,375	100,000	38,150

Net Cash Provided by Financing Activities	158,015	100,000	37,790

Effect of Exchange Rate Changes on Cash	(200)	(40)	(108)

Increase (Decrease) in Cash	61,254	54,871	(2,764)

Cash - Beginning of Period	-	6,383	9,147

Cash - End of Period	61,254	61,254	6,383

Supplemental Disclosures:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
Period from January 24, 2005 (Date of Inception) to March 31, 2007
(Expressed in U.S. dollars)

	Shares #	Common Stock $	Additional Paid-In Capital $	Stock Subscription Receivables $	Donated Capital $	Accumulated Other Comprehensive Loss $	Deficit ccumulated ADuring the Exploration Stage $	Total $

Balance - January 24, 2005
(Date of Inception)	—	—	—	—	—	—	—	—
Shares issued for cash at $0.001
per share	5,875,000	5,875	—	(650)	—	—	—	5,225
Shares issued for mineral property
at $0.001 per share	320,000	320	—	—	—	—	—	320

Donated services	—	—	—	—	1,266	—	—	1,266

Foreign currency translation	—	—	—	—	—	(52)	—	(52)

Net loss for the period	—	—	—	—	—	—	(15,764)	(15,764)

Balance - March 31, 2005	6,195,000	6,195	—	(650)	1,266	(52)	(15,764)	(9,005)
Shares issued for cash at
$0.05 per share	750,000	750	36,750	—	—	—	—	37,500

Shares subscriptions received	—	—	—	650	—	—	—	650

Donated services	—	—	—	—	4,500	—	—	4,500

Foreign currency translation	—	—	—	—	—	(108)	—	(108)

Net loss for the year	—	—	—	—	—	—	(68,703)	(68,703)

Balance - March 31, 2006	6,945,000	6,945	36,750	—	5,766	(160)	(84,467)	(35,166)
Shares issued for cash at
$0.20 per share	500,000	500	99,500	—	—	—	—	100,000

Donated services	—	—	—	—	18,000	—	—	18,000

Foreign currency translation	—	—	—	—	—	(40)	—	(40)

Net loss for the year	—	—	—	—	—	—	(61,470)	(61,470)

Balance - March 31, 2007	7,445,000	7,445	136,250	—	23,766	(200)	(145,937)	21,324

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

1.	Exploration Stage Company

Banner Resources (“the Company”) was incorporated in the State of Nevada on January 24, 2005. The Company has acquired a 100% interest in 70 mineral claim units located in the Clinton Mining Division, British Columbia.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2007, the Company has accumulated losses of $145,937 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is offering, by way of an amended SB-2 Registration Statement (“SB-2”) which was declared effective on August 1, 2006, up to 3,000,000 common shares at a price of $0.10 per share for gross proceeds of up to $300,000. The offering was open for a nine-month period ended April 30, 2007, and the Company issued 500,000 common shares at $0.20 per share for proceeds of $100,000. As at March 31, 2007, the Company did not issue any common shares with respect to the SB-2. The amended SB-2 also registered up to 5,445,000 common shares for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of common shares by the selling stockholders.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Banner Exploration Ltd, a company incorporated in the Province of British Columbia, Canada, on January 26, 2005. All intercompany transactions and balances have been eliminated. The Company’s fiscal year end is March 31.

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of donated services, stock based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

e)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities, amounts due to related parties, and loans payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency, or credit risks arising from financial instruments.

f)	Foreign Currency Transactions/Balances

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the consolidated balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Banner Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
j)	Donated Services

The Company recognizes professional services donated to the Company based upon their fair value. During the fiscal year ended March 31, 2007, the Company recognized donated management services of $12,000 (2006 - $3,000), and donated rent of $6,000 (2006 - $1,500).

k)	Stock-based Compensation

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

l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Banner Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
l)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

3.	Mineral Property

On February 1, 2005, the Company acquired a 100% interest in seven mineral claims consisting of 70 mineral claim units located in Clinton Mining Division, British Columbia, Canada, in consideration for the issuance of 320,000 common shares at a fair value price of $0.001 per share or $320 in total. The fair value of these common shares was determined to be $0.001 per share based on the cash sale of common stock on February 28, 2005 being the closest date shares were issued. The purchase price of $320 was charged to operations as mineral property costs as proven or probable reserves have not been established on the mineral property. The Company must pay the former owner of the mineral claims a 2½% Net Smelter Royalty upon commencement of commercial production. However, the Company can acquire 1½% of the Net Smelter Return for $1,000,000 within 12 months from commencement of commercial production. An advance royalty payment of $25,000 will be payable annually commencing on February 1, 2008. If the Company does not make the advance royalty payment on February 1, 2008, the claims will be returned to the vendor. If the royalty of $25,000 is paid on February 1, 2008, this amount will be charged to operations if proven or probable reserves have not been found. During the fiscal year ended March 31, 2007, the Company incurred $11,366 (2006 - $13,703) of mineral property costs.

Banner Resources Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

4.	Related Party Transactions
a)

During the fiscal year ended March 31, 2007, the Company recognized a total of $12,000 (2006– $3,000) for donated services at $1,000 per month and $6,000 (2006 –$1,500) for donated rent at $500 per month provided by the President of the Company.

b)	For the year ended March 31, 2006, the Company incurred rent of $4,500 and management services of $9,000 provided by a private company controlled by the former President of the Company.
c)

As at March 31, 2007, the Company has an amount owing of $5,231 (2006 - $5,231) to the former President of the Company for rent and management services incurred on behalf of the Company. The amount owing is non-interest bearing, unsecured, and due on demand.

d)

As at March 31, 2007, the Company has an amount owing of $2,603 (2006 - $nil) to directors of the Company for expenses incurred on behalf of the Company. The amount owing is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

As at March 31, 2007, the Company owes $14,640 (2006 - $14,640) of outstanding loans. Under the terms of the loans, the amounts owing are unsecured, non-interest bearing, and due on demand.

6.	Common Stock
a)	On September 13, 2006, the Company issued 500,000 common shares at $0.20 per share for cash proceeds of $100,000.
b)	On July 20, 2005, the Company issued 250,000 common shares at $0.05 per share for cash proceeds of $12,500.
c)	On May 25, 2005, the Company issued 500,000 common shares at $0.05 per share for cash proceeds of $25,000.

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. For the year ended March 31, 2007, the Company has a net operating loss to carry forward of approximately $98,000 for US tax purposes and a non-capital loss of approximately $38,000 for Canadian tax purposes, which expire starting in 2025 and 2012, respectively. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended March 31, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $15,300 and $27,600.

The components of the net deferred tax asset at March 31, 2007 and 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	March 31, 2007 $	March 31, 2006 $

Net Tax Losses	136,500	93,000

Statutory Tax Rate – blended	35%	35%

Effective Tax Rate	–	–

Deferred Tax Asset	47,800	32,500

Valuation Allowance	(47,800)	(32,500)

Net Deferred Tax Asset	–	–