Form 10QSB
period 2007-06-30
Banner Resources Inc.
filed 2007-08-20
CIK 1324481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Banner Resources Inc.

(Exact Name of Small Business Registrant as Specified in its Charter)

Nevada	98-0446606
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 - 595 Howe Street
Vancouver, British Columbia, Canada	V6C 2T5
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer        Acceleratedfiler       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):      Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,445,000 shares of Common Stock as of August 13, 2007

Transitional Small Business Disclosure format (check one):      Yes      No

TABLE OF CONTENTS

Form 10-QSB

June 30, 2007

Page

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets, June 30, 2007 and March 31, 2007	1

Statements of Operations for the three month periods ended June 30, 2007 and 2006 and

from the date of inception on January 24, 2005 through June 30, 2007	2

Statements of Cash Flows for the three month periods ended June 30, 2007 and 2006	3

Notes to Financial Statements	4 – 7

Item 2: Management’s Discussion and Analysis of Financial Condition or Plan of Operation	8

Item 3: Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	14

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3: Default Upon Senior Securities	14

Item 4: Submission of Matters to a Vote of Security Holders	14

Item 5: Other Information	14

Item 6: Exhibits	14

Signatures	15

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008.

As used in this Quarterly Report, the terms “we”, “us”, “our”, “the Company” and “Banner” mean Banner Resources Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2007 $	March 31, 2007 $
	(Unaudited)
ASSETS

Current Assets

Cash	41,655	61,254
Prepaid expenses	37	1,000

Total Assets	41,692	62,254

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	23,951	17,846
Accrued liabilities	1,540	610
Due to related parties (Notes 4(b) and (c))	8,071	7,834
Loans payable (Note 5)	9,640	14,640

Total Liabilities	43,202	40,930

Contingencies and Commitments (Notes 1, 3, and 6)

Stockholders’ Equity (Deficit)

Common Stock Authorized: 75,000,000 shares, par value $0.001 Issued: 7,445,000 shares	7,445	7,445

Additional Paid-in Capital	136,250	136,250

Donated Capital (Note 4(a))	28,266	23,766

Accumulated Other Comprehensive Loss	(1,812)	(200)

Deficit Accumulated During the Exploration Stage	(171,659)	(145,937)

Total Stockholders’ Equity (Deficit)	(1,510)	21,324

Total Liabilities and Stockholders’ Equity (Deficit)	41,692	62,254

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated From January 24, 2005 (Date of Inception) to June 30,	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Consulting	1,919	–	–
General and administrative	8,315	2,767	2
Management fees (Note 4(a))	29,000	3,000	3,000
Mineral property costs	27,796	1,430	–
Rent (Note 4(a))	17,854	1,500	1,500
Professional services	81,510	17,025	7,900
Travel	5,265	–	–

Total Expenses	171,659	25,722	12,402

Net Loss	(171,659)	(25,722)	(12,402)

Other Comprehensive Loss

Foreign Currency Translation Adjustment	(1,812)	(1,612)	(395)

Comprehensive Loss	(173,471)	(27,334)	(12,797)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		7,445,000	6,945,000

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated From January 24, 2005 (Date of Inception) To June 30,	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(171,659)	(25,722)	(12,402)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated services	28,266	4,500	4,500
Stock issued for mineral property	320	–	–

Changes in operating assets and liabilities:

Prepaid expenses	(37)	963	(1,000)
Accounts payable and accrued liabilities	25,491	7,035	2,982
Due to related parties	8,071	237	–

Net Cash Used in Operating Activities	(109,548)	(12,987)	(5,920)

Financing Activities

Proceeds from loans payable	14,640
Repayment of loans payable	(5,000)	(5,000)	–
Common stock issued for cash	143,375	–	–

Net Cash Provided by (Used In) Financing Activities	153,015	(5,000)	–

Effect of Exchange Rate Changes on Cash	(1,812)	(1,612)	(395)

Increase (Decrease) in Cash	41,655	(19,599)	(6,315)

Cash – Beginning of Period	–	61,254	6,383

Cash – End of Period	41,655	41,655	68

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

1.	Exploration Stage Company

Banner Resources (“the Company”) was incorporated in the State of Nevada on January 24, 2005. The Company has acquired a 100% interest in seven mineral claims located in the Clinton Mining Division, British Columbia. See Note 6 for the subsequent loss of these claims.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2007 the Company has accumulated losses of $171,659 since inception and a working capital deficit of $1,510. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is offering, by way of an SB-2 Registration Statement (“SB-2”) which was declared effective on August 1, 2006, up to 3,000,000 common shares at a price of $0.10 per share for gross proceeds of up to $300,000. The offering will be open for a period of nine months from the effective date of the SB-2, on a best efforts basis. As at June 30, 2007, the Company did not issue any common shares with respect to the SB-2 and has now expired. The SB-2 also registered up to 5,445,000 common shares for resale by existing shareholders of the Company. The Company will not receive any proceeds from the resale of common shares by the selling stockholders.

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

b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, donated services, stock based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The Company has been in the exploration stage since its inception on January 24, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

Banner Resources Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and March 31, 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

The Company recognizes professional services donated to the Company based upon their fair value. During the three-month period ended June 30, 2007, the Company recognized donated management services of $3,000 (2006 - $3,000), and donated rent of $1,500 (2006 - $1,500).

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

l)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

3.	Mineral Property

On February 1, 2005, the Company acquired a 100% interest in seven mineral claims consisting of 70 mineral claim units located in Clinton Mining Division, British Columbia, Canada, in consideration for the issuance of 320,000 common shares at a fair value price of $0.001 per share or $320 in total. The fair value of these common shares was determined to be $0.001 per share based on the cash sale of common stock on February 28, 2005 being the closest date shares were issued. The purchase price of $320 was charged to operations as mineral property costs as proven or probable reserves have not been established on the mineral property. The Company must pay the former owner of the mineral claims a 2½% Net Smelter Royalty upon commencement of commercial production. However, the Company can acquire 1½% of the Net Smelter Return for $1,000,000 within 12 months from commencement of commercial production. An advance royalty payment of $25,000 will be payable annually commencing on February 1, 2008. If the Company does not make the advance royalty payment on February 1, 2008, the claims will be returned to the vendor. If the royalty of $25,000 is paid on February 1, 2008, this amount will be charged to operations if proven or probable reserves have not been found. During the three month period ended June 30, 2007, the Company incurred a total of $1,430 (2006 - $Nil) for mineral property costs. Subsequent to June 30, 2007, the Company’s ownership of the claims expired and were claimed by another party. Refer to Note 6.

4.	Related Party Transactions

a)

During the three month period ended June 30, 2007, the Company recognized a total of $3,000 (2006– $3,000) for donated services at $1,000 per month and $1,500 (2006 –$1,500) for donated rent at $500 per month provided by the President of the Company.

b)

As at June 30, 2007, the Company has an amount owing of $5,231 (March 31, 2007 - $5,231) to the former President of the Company for rent and management services incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

Banner Resources Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

4.	Related Party Transactions (continued)
c)

As at June 30, 2007, the Company has an amount owing of $2,840 (March 31, 2007 - $2,603) to directors of the Company for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

During the year ended March 31, 2006, the Company received cash loans of $14,640. These loans are unsecured, non-interest bearing, and have no specific terms of repayment. During the three-month period ended June 30, 2007, $5,000 was repaid.

6.	Subsequent Event

On August 1, 2007, the Company’s 100% interest in the seven mineral claims, as disclosed in Note 3, expired. The Company attempted to renew the mineral claims; however, technical problems in the mineral title reservation system prevented the Company from finalizing the renewal transaction. Subsequently, the existing mineral claims were claimed by another party. The Company is currently evaluating their legal and other options to revising the Company’s existing claims.

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

In July 2005, we hired an independent geological consulting services company whose field crew carried out a program of mapping and sampling on the property and filed an assessment report with the BC Ministry of Energy and Mines. We are working to keep the Chita claims in good standing.

The Chita claims consist of seven mineral claims (Chita claims) consisting of an aggregate of 70 units, subject to a 2.5% Net Smelter Return royalty. Under our agreement with Valor Mines Inc., we can acquire 1.5% of the Net Smelter Return for $1.0 million within 12 months from commencement of commercial production. We agreed to pay Valor Mines advance royalties of approximately $25,000 annually commencing February 1, 2008. If we fail to pay these advance royalties by February 1, 2008, we will have to transfer ownership of the Chita claims back to Valor. We acquired the Chita claims by issuing 320,000 shares of common stock to Valor Mines Inc.

In order to maintain the Chita claims in good standing, we are required to make minimal expenditures on the claims or pay renewal fees to the B.C. Ministry of Energy and Mines. We maintained the Chita claims through July 31, 2007. On July 31, 2007, we attempted to pay the renewal fees prior to the expiration on the B.C. Ministry of Energy and Mines - Mineral Titles Online system; however, due to technical problems the system was not available to process payments. Section 35(1) of the Mineral Tenure Act operates such that a mineral or placer claim forfeits automatically when exploration and development work or payment instead of work has not been registered by the end of the expiry date of the claim. We have been informed that this statutory provision is not set aside due to the unavailability of Mineral Titles Online system and our claims expired. The Chita claims were claimed by another party. We are currently in the process of evaluating our legal and other options for reinstating our claims. The Chita claims were registered in the name of our wholly owned subsidiary, Banner Exploration Ltd.

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

Our principal office is located at 206 - 595 Howe Street, Vancouver, British Columbia, V6C 2T5, and our phone number is (604) 681-2575.

Proposed Business

Our current business plan is to carry out exploration work on the Chita claims and to ascertain the quantities of base and precious metals. We will not be able to determine whether or not our mineral claims contain a mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. We are presently in the exploration stage and there is no assurance that a mineral deposit exists on the mineral claims until appropriate geological exploration is done and a final comprehensive evaluation is concluded. There are no proven mineral reserves on the mineral claims and our proposed exploration program is entirely exploratory in nature.

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

Interest in Mineral Claims

We spent $14,000 on the Chita claims and filed an assessment report with the B.C. Ministry of Energy and Mines. In order to keep the claims in good standing, we have to make minimum expenditures on the claims and filed an assessment report with the B.C. Mineral Titles Branch. We maintained the Chita claims through July 31, 2007. On July 31, 2007, we attempted to pay the renewal fees prior to the expiration on the B.C. Ministry of Energy and Mines - Mineral Titles Online system; however, due to technical problems the system was not available to process payments. Section 35(1) of the Mineral Tenure Act operates such that a mineral or placer claim forfeits automatically when exploration and development work or payment instead of work has not been registered by the end of the expiry date of the claim. We have been informed that this statutory provision is not set aside due to the unavailability of Mineral Titles Online system, and our claims expired. The Chita claims were claimed by another party. We are currently in the process of evaluating our legal and other options for reinstating our claims. The mineral claims were recorded in the name of our wholly owned subsidiary, Banner Exploration Ltd.

There can be no assurance that we will be able to reinstate our interests in the Chita claims. Our failure to do so may have a material adverse affect on our business and results of operations.

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

Claim Name	Units	Record Number
CHITA	18	358185
RED #1	1	358186
RED #2	1	358187
CHITA #2	8	358188
CHITA #3	12	358189
CHITA #5	12	360745
CHITA #6	18	360746

Net Smelter Return means generally the gross proceeds received by the Company from the sale of minerals produced from the Chita claims to a party that is arm’s length to the Company, less all amounts previously paid by the Company to Valor before commencement of commercial production of minerals, and less costs related to insurance, transportation, sales, marketing, taxes and charges.

We were informed that the Chita claims expired on July 31, 2007 and were claimed by another party after the Mineral Titles Online System was unavailable and we were unable to pay the maintenance fees.

Plan of Operation

Our business plan, assuming we can reinstate our Chita claims, is to proceed with the exploration of the Chita claims to determine whether there are commercially exploitable reserves of gold or other base and precious metals. In February 2005, Mr. Glen Macdonald, P.Geo. was hired by Banner to provide an initial Geology Report on the Chita claims. The purpose of this report was to evaluate the area of the claim group, and the prior exploration work conducted on the claims, and to recommend an exploration program.

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

Exploration in 2006

In June and July 2006, the same independent geological consulting services company field crew carried out a follow-up program of sampling on the property. However, the 2006 exploration season in British Columbia was unusually busy and the independent geological consulting services company was unable to initiate its assessment report until December 2006. On December 21, 2006, we filed notice with the BC Ministry of Energy and Mines of mineral claim exploration and development work for Cdn$6,000 which kept the claims in good standing until May 29, 2007. We subsequently paid cash in lieu of work of $1,206 to extend the good standing date until June 30, 2007. We then notified the BC Ministry of Energy and Mines that due to weather and snow pack conditions its exploration program would be delayed beyond June 30, 2007 and that we will file an assessment report to keep the Chita claims in good standing once the exploration work could be completed. We are working to keep the Chita claims in good standing.

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

Recommended Exploration Program 2007

We anticipate we will, assuming we are able to reinstate our Chita claims, undertake field work in the summer of 2007, weather and snow pack conditions permitting. Depending on the results of the initial exploration program, if our geologist recommends a follow-up program in 2007, we plan to follow-up with more detailed mapping and sampling at an estimated minimum cost of $15,000, assuming adequate financing is available. We may conduct more detailed geophysical surveys utilizing more sensitive geophysical techniques to enhance the data that currently exists on the claims and focus specifically upon the presently known mineralized areas. We will do more prospecting to better understand the significance of the results of the earlier exploration programs and guide future work.

Additionally, assuming we are able to reinstate our Chita claims, we have been reviewing a potentially expanded field season in 2007 (subject to final analysis, budget availability, and independent recommendations). We have been approached by our neighboring mineral tenure holders to join them in a regional airborne survey (dighem em / magnetic geophysical survey). The advantage to the Company is significant in that being a part of a large regional program is extremely cost effective (overall program in excess of $145,000) with our share being approximately $30,000. If we were to contract the same survey independently, we estimate that the cost would be closer to $50,000. We will be required to raise additional capital to fund this exploration program if we elect to proceed.

Further, we are also reviewing a program (subject to final analysis, budget availability, and independent recommendations) for a trenching program which would allow geologists to sample “fresh rock” as the surface rocks are extremely weathered and leached (cretaceous period between 65 and 135 million years old). We estimate that this program will cost us approximately $100,000. We will be required to raise additional capital to fund this exploration program if we elect to proceed.

On June 30, 2007 we had cash on hand of $41,655 and a working capital deficit of $1,510. Current liabilities at June 30, 2007 included unsecured loans payable to two shareholders of $9,640, $5,231 payable to a former officer and director for rent and management services and $2,840 payable to directors for expenses incurred on behalf of the company. During the quarter ended June 30, 2007, we repaid $5,000 of the outstanding amount owed to a shareholder under an unsecured loan. During the quarter ended June 30, 2007, we recognized a total of $3,000 for services and a total of $1,500 for rent donated by Robert Krause, our President and Treasurer. We anticipate that Mr. Krause will continue to donate services and rent until we have sufficient working capital to pay his salary and rent. We do not have sufficient funds to satisfy our on-going working capital requirements for the fiscal quarter ending September 30, 2007 or the fiscal year ending March 31, 2008. We anticipate that we will be required to raise additional financing during the quarter ending September 30, 2007 to fund our on-going working capital requirements.

We are currently evaluating our options for reinstating our Chita claims and, if successful, a possible 2007/2008 work program, which will require us to raise additional capital beyond our working capital requirements. If we are unable to reinstate our Chita claims, we intend to pursue other business opportunities.

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

We anticipate that we will incur the following expenses over the next 12 months:

(1)	$15,000 in connection with our currently planned geological work program, if any, which may increase depending on our ability to raise additional financing; and
(2)	$60,000 for operating and administrative expenses.

We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. We may also pursue business opportunities in other industries or acquire other properties although we have no current plans or arrangements to do so.

Results of Operations

During the quarter ended June 30, 2007, we had total expenses of $25,722 ($12,402 – 2006), which included management fees of $3,000 ($3,000 - 2006), rent of $1,500 ($1,500 – 2006), profession service fees of $17,025 ($7,900 – 2006), mineral property costs of $1,430 (nil – 2006) and general and administrative expenses of $2,767 ($2 – 2006). Total expenses increased by $13,320 or 105% from $12,402 for the quarter ended June 30, 2006 to $25,722 for the quarter ended June 30, 2007, as overall costs increased as a result of increased costs related to our SEC reporting obligations and increased accounting and auditing expenses. We anticipate total expenses will continue to increase during the remainder of 2007 and into 2008.

During the quarter ended June 30, 2007, we had a comprehensive loss of $25,722, compared to $12,402 for the same period in 2006.

During the quarter ended June 30, 2007, we used cash of $12,987 in operating activities, and we used cash of $5,000 for the repayment of a loan due to a shareholder. We also used cash of $1,612 as a result of the effect of fluctuation in exchange rates between the U.S. dollar and Canadian dollar.

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

Contractual Obligations

As of June 30, 2007, we had no non-cancelable contractual obligations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Quarterly Report.

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises”, as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Mineral Property Acquisition Payments and Exploration Costs

The Company follows a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because its property holding is at an early stage of exploration.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and that our disclosure controls and procedures were adequately designed and are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. In addition, our principal executive officer and principal financial officer have determined that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the Company’s the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 20, 2007

BANNER RESOURCES INC.

By /s/ Robert Krause

Robert Krause, President and Treasurer

(Principal Executive Officer and Principal Financial and Accounting Officer)