Form 10QSB
period 2007-09-30
Banner Resources Inc.
filed 2007-11-14
CIK 1324481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51939

BANNER RESOURCES, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0446606
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

206-595 Howe Street
Vancouver, British Columbia, Canada	V6C 2T5
(Address of principal executive offices)	(zip code)

Issuer’s Telephone Number: (604) 681-2575

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

Yes          No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2007, there were 7,445,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes          No

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and six months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008.

As used in this Quarterly Report, the terms “we”, “us”, “our”, “the Company” and “Banner” mean Banner Resources Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	September 30, 2007 $	March 31, 2007 $

ASSETS

Current Assets

Cash	51,728	61,254
Prepaid expenses	–	1,000

Total Assets	51,728	62,254

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable	52,785	17,846
Accrued liabilities	–	610
Due to related parties (Notes 4(b) and (c))	8,261	7,834
Loans payable (Note 5)	9,640	14,640

Total Liabilities	70,686	40,930

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ (Deficit) Equity

Common Stock Authorized: 75,000,000 shares, par value $0.001 Issued: 7,445,000 shares	7,445	7,445

Additional Paid-in Capital	136,250	136,250

Donated Capital (Note 4(a))	32,766	23,766

Accumulated Other Comprehensive Loss	(6,626)	(200)

Deficit Accumulated During the Exploration Stage	(188,793)	(145,937)

Total Stockholders’ (Deficit) Equity	(18,958)	21,324

Total Liabilities and Stockholders’ (Deficit) Equity	51,728	62,254

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated From January 24, 2005 (Date of Inception) to September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Six Months Ended September 30,	For the Six Months Ended September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting	1,919	–	–	–	–
General and administrative	7,186	(1,129)	62	1,638	64
Management fees (Note 4(a))	32,000	3,000	3,000	6,000	6,000
Mineral property costs	29,200	1,404	3,758	2,834	3,758
Rent (Note 4(a))	19,354	1,500	1,500	3,000	3,000
Professional services	93,869	12,359	9,167	29,384	17,067
Travel	5,265	–	–	–	–

Total Expenses	188,793	17,134	17,487	42,856	29,889

Net Loss	(188,793)	(17,134)	(17,487)	(42,856)	(29,889)

Other Comprehensive Loss

Foreign Currency Translation Adjustment	(6,626)	(4,814)	(88)	(6,426)	(483)

Comprehensive Loss	(195,419)	(21,948)	(17,575)	(49,282)	(30,372)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		7,445,000	7,037,000	7,445,000	6,991,000

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the Six Months Ended September 30,	For the Six Months Ended September 30,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(42,856)	(29,889)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated services	9,000	9,000

Changes in operating assets and liabilities:

Prepaid expenses	1,000	(1,000)
Accounts payable and accrued liabilities	34,329	(4,414)
Due to related parties	427	2,700

Net Cash Provided by (Used in) Operating Activities	1,900	(23,603)

Financing Activities

Loans payable	(5,000)	–
Common stock issued for cash	–	100,000

Net Cash Provided by (Used In) Financing Activities	(5,000)	100,000

Effect of Exchange Rate Changes on Cash	(6,426)	(483)

Increase (Decrease) in Cash	(9,526)	75,914

Cash – Beginning of Period	61,254	6,383

Cash – End of Period	51,728	82,297

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

1.	Exploration Stage Company

Banner Resources (“the Company”) was incorporated in the State of Nevada on January 24, 2005. The Company has acquired a 100% interest in 70 mineral claim units located in the Clinton Mining Division, British Columbia.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company does not currently have any property interests.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain resource properties, to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in resource properties and the attainment of profitable operations. As at September 30, 2007 the Company has accumulated losses of $188,793 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is offering, by way of an amended SB-2 Registration Statement (“SB-2”) which was declared effective on August 1, 2006, up to 3,000,000 common shares at a price of $0.10 per share for gross proceeds of up to $300,000. The offering will be open for a period of nine months from the effective date of the SB-2, on a best efforts basis. As at September 30, 2007, the Company did not issue any common shares with respect to the SB-2. The amended SB-2 also registered up to 5,445,000 common shares for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of common shares by the selling stockholders.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on July 2, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2007, and the results of its operations and cash flows for the six months ended September 30, 2007 and 2006. The results of operations for the six months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, donated services, stock based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007 and March 31, 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

The Company recognizes professional services donated to the Company based upon their fair value. During the six-month period ended September 30, 2007, the Company recognized donated management services of $6,000 (2006 - $6,000), and donated rent of $3,000 (2006 - $3,000).

l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

m)	Recently Issued Accounting Pronouncements

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

n)	Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

3.	Mineral Property

On February 1, 2005, the Company acquired a 100% interest in seven mineral claims consisting of 70 mineral claim units located in Clinton Mining Division, British Columbia, Canada (the “Chita Claims”) in consideration for the issuance of 320,000 common shares at a fair value price of $0.001 per share or $320 in total. The fair value of these common shares was determined to be $0.001 per share based on the cash sale of common stock on February 28, 2005 being the closest date shares were issued. The purchase price of $320 was charged to operations as mineral property costs as proven or probable reserves have not been established on the mineral property. The Company was required to pay the former owner of the mineral claims a 2½% Net Smelter

Royalty upon commencement of commercial production. However, the Company had the option to acquire 1½% of the Net Smelter Return for $1,000,000 within 12 months from commencement of commercial production. An advance royalty payment of $25,000 was payable annually commencing on February 1, 2008. In order to maintain the Chita claims in good standing, we were required to make minimal expenditures on the claims or pay renewal fees to the B.C. Ministry of Energy and Mines. We maintained the Chita claims through July 31, 2007. On July 31, 2007, we attempted to pay the renewal fees prior to the expiration on the B.C. Ministry of Energy and Mines - Mineral Titles Online system; however, due to technical problems, the system was not available to process payments. Section 35(1) of the Mineral Tenure Act operates such that a mineral or placer claim forfeits automatically when exploration and development work or payment instead of work has not been registered by the end of the expiry date of the claim. We have been informed that this statutory provision is not set aside due to the unavailability of Mineral Titles Online system and our claims expired. The Chita claims were claimed by another party. The Chita claims were registered in the name of our wholly owned subsidiary, Banner Exploration Ltd.

During the six-month period ended September 30, 2007, the Company incurred a total of $2,834 (2006 - $3,758) for mineral property costs.

4.	Related Party Transactions
a)

During the six-month period ended September 30, 2007, the Company recognized a total of $6,000 (2006– $6,000) for donated services at $1,000 per month and $3,000 (2006 –$3,000) for donated rent at $500 per month provided by the President of the Company.

b)

As at September 30, 2007, the Company has an amount owing of $5,231 (March 31, 2007 - $5,231) to the former President of the Company for rent and management services incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

As at September 30, 2007, the Company has an amount owing of $3,030 (March 31, 2007 - $2,603) to directors of the Company for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

During the year ended March 31, 2006, the Company received unsecured cash loans of $14,640. These loans are non-interest bearing, and have no specific terms of repayment. During the six-month period ended September 30, 2007, $5,000 was repaid.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Information concerning the interpretation of drill results and mineral resource estimates also may be deemed to be forward-looking statements, as such information constitutes a prediction of what mineralization might be found to be present if and when a project is actually developed. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our predictions. Some of these risks and assumptions include:

•

general economic and business conditions, including changes in interest rates, fluctuations in the prices for base metals, fluctuations in prices for securities in the resource sector, demand for base metals and other economic and business conditions;

•	natural phenomena or disasters that may affect completion of drill programs, exploration work, completion of feasibility studies or development, if warranted;

•	actions by government authorities, including changes in government regulation, permitting requirements or environmental legislation;
•	the Company’s ability to raise sufficient financing to complete its planned exploration work on its properties and to place its properties into development, if warranted;
•	future decisions by management in response to changing conditions, and
•	misjudgments, inaccurate assumptions or changes in conditions related to forward-looking statements.

Certain risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-QSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB and our current reports on Form 8-K.

We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. The Company assumes no obligation to update its forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements. You should not place undue reliance on such forward-looking statements.

As used in this Annual Report, the terms “we”, “us”, “our”, “Banner Resources” and the “Company” mean Banner Resources, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Chita claims consist of seven mineral claims (Chita claims) consisting of an aggregate of 70 units, subject to a 2.5% Net Smelter Return royalty. Under our agreement with Valor Mines Inc., we can acquire 1.5% of the Net Smelter Return for $1.0 million within 12 months from commencement of commercial production. We agreed to pay Valor Mines advance royalties of approximately $25,000 annually commencing February 1, 2008. If we failed to pay these advance royalties by February 1, 2008, we were required to transfer ownership of the Chita claims back to Valor. We acquired the Chita claims by issuing 320,000 shares of common stock to Valor Mines Inc.

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

Our principal office is located at 206 - 595 Howe Street, Vancouver, British Columbia, V6C 2T5, and our phone number is (604) 681-2575.

Plan of Operation

Our current business plan is to acquire exploration stage resource properties or other projects our board of directors may determine are commercially viable. We currently have no property interests.

If we acquire exploration stage properties, we will have to engage qualified geologists to conduct the mineral exploration program under industry standards. We anticipate that they will be responsible for hiring personnel and for all appropriate worker-related costs and will bill us for their services. This work is applicable to assessment requirements for the claims.

We may also explore other business opportunities in other industries, including technology, biotechnology, communications and manufacturing, although we have no current plans to do so.

On September 30, 2007, we had cash on hand of $51,728 and a working capital deficit of $18,958. Current liabilities at September 30, 2007 were $70,686, which included unsecured loans payable to two shareholders of $9,640, $5,231 payable to a former officer and director for rent and management services and $3,030 payable to directors for expenses incurred on behalf of the company.

During the quarter ended September 30, 2007, we repaid $5,000 of the outstanding amount owed to a shareholder under an unsecured loan. During the quarter ended September 30, 2007, we recognized a total of $3,000 for services and a total of $1,500 for rent donated by Robert Krause, our President and Treasurer. We anticipate that Mr. Krause will continue to donate services and rent until we have sufficient working capital to pay his salary and rent. We do not have sufficient funds to satisfy our on-going working capital requirements for the fiscal year ending March 31, 2008. We anticipate that we will be required to raise additional financing during the quarter ending December 31, 2007 to fund our on-going working capital requirements.

We are currently evaluating our options for acquiring exploration properties or other commercial opportunities, which will require us to raise additional capital beyond our working capital requirements.

We are presently exploring opportunities to raise additional funding in the form of equity or debt. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund properties acquisitions or to pursue new business opportunities. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next 12 months:

(1)	$15,000 in connection with due diligence and examination of new properties and business opportunities depending on our ability to raise additional financing; and

(2)	$60,000 for operating and administrative expenses.

We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. We may also pursue business opportunities in other industries or acquire other properties although we have no current plans or arrangements to do so.

Results of Operations for the Quarter and Six Months Ending on September 30,2007

During the quarter ended September 30, 2007, we had total expenses of $17,134 ($17,487 – 2006), which included management fees of $3,000 ($3,000 - 2006), rent of $1,500 ($1,500 – 2006), professional service fees of $12,359 ($9,167 – 2006), mineral property costs of $1,404 ($3,758 – 2006) and general and administrative expenses of $(1,129) ($62 – 2006). Total expenses decreased by $353 from $17,487 for the quarter ended September 30, 2006 to $17,134 for the quarter ended September 30, 2007, as overall costs remain steady due primarily to our SEC reporting obligations and accounting and auditing expenses. We anticipate total expenses to increase during the remainder of 2007 and into 2008.

During the quarter ended September 30, 2007, we had a comprehensive loss of $21,948, compared to $17,575 for the same period in 2006. During the six month period ending September 30, 2007, we had a comprehensive loss of $49,282 compared to $30,372 for the same period in 2006.

We have not attained profitable operations and are dependent upon obtaining financing to pursue acquisition activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As of September 30, 2007, we had no non-cancelable contractual obligations.

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

Exhibit 32.1          Certification of Robert Krause, President and Treasurer, of Banner Resources Inc., pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: November 14, 2007	BANNER RESOURCES, INC. By: /s/ Robert Krause Robert Krause President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)