Form 10QSB/A
period 2007-09-30
Banner Resources Inc.
filed 2007-11-15
CIK 1324481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Yes          No

EXPLANATORY NOTE

This Amendment No. 1 amends Banner Resources Inc.’s 10-QSB for the quarter ended September 30, 2007 to correct certain formatting and typographical errors.

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

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	September 30, 2007 $	March 31, 2007 $

ASSETS

Current Assets

Cash	21,728	61,254
Prepaid expenses	–	1,000

Total Assets	21,728	62,254

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	22,785	17,846
Accrued liabilities	507	610
Due to related parties (Notes 4(b) and (c))	8,261	7,834
Loans payable (Note 5)	9,640	14,640

Total Liabilities	41,193	40,930

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ Equity (Deficit)

Common Stock Authorized: 75,000,000 shares, par value $0.001 Issued: 7,445,000 shares	7,445	7,445

Additional Paid-in Capital	136,250	136,250

Donated Capital (Note 4(a))	32,766	23,766

Accumulated Other Comprehensive Loss	(3,092)	(200)

Deficit Accumulated During the Exploration Stage	(192,834)	(145,937)

Total Stockholders’ Equity (Deficit)	(19,465)	21,324

Total Liabilities and Stockholders’ Equity (Deficit)	21,728	62,254

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated From January 24, 2005 (Date of Inception) to September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Six Months Ended September 30,	For the Six Months Ended September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	17,904	2,405	62	5,172	64
Management fees (Note 4(a))	32,000	3,000	3,000	6,000	6,000
Mineral property costs	29,200	1,404	3,758	2,834	3,758
Rent (Note 4(a))	19,354	1,500	1,500	3,000	3,000
Professional services	94,376	12,866	9,167	29,891	17,067

Total Expenses	192,834	21,175	17,487	46,897	29,889

Net Loss	(192,834)	(21,175)	(17,487)	(46,897)	(29,889)

Other Comprehensive Loss

Foreign Currency Translation Adjustment	(3,092)	(1,280)	(88)	(2,892)	(483)

Comprehensive Loss	(195,926)	(22,455)	(17,575)	(49,789)	(30,372)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		7,445,000	7,037,000	7,445,000	6,991,000

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the Six Months Ended September 30,	For the Six Months Ended September 30,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(46,897)	(29,889)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated services	9,000	9,000

Changes in operating assets and liabilities:

Prepaid expenses	1,000	(1,000)
Accounts payable and accrued liabilities	4,836	(4,414)
Due to related parties	427	2,700

Net Cash Provided by (Used in) Operating Activities	(31,634)	(23,603)

Financing Activities

Repayment of loans payable	(5,000)	–
Proceeds received from issuance of common stock	–	100,000

Net Cash Provided by (Used In) Financing Activities	(5,000)	100,000

Effect of Exchange Rate Changes on Cash	(2,892)	(483)

Increase (Decrease) in Cash	(39,526)	75,914

Cash – Beginning of Period	61,254	6,383

Cash – End of Period	21,728	82,297

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

1.	Exploration Stage Company

Banner Resources Inc. (“the Company”) was incorporated in the State of Nevada on January 24, 2005. The Company has acquired a 100% interest in 70 mineral claim units located in the Clinton Mining Division, British Columbia.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company does not currently have any property interests.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2007, the Company has a working capital deficit of $19,465 and accumulated losses of $192,834 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on July 2, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2007, and the results of its operations and cash flows for the six months ended September 30, 2007 and 2006. The results of operations for the six months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates

Banner Resources Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

estimates and assumptions related to valuation of long-lived assets, donated services, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

2.	Summary of Significant Accounting Policies (continued)
h)	Mineral Property Costs (continued)

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

To date the Company has not established any proven or probable reserves on its mineral properties.

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

2.	Summary of Significant Accounting Policies (continued)
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

As at September 30, 2007, the Company has $9,640 (March 31, 2007 - $14,640) of outstanding loans payable. The amounts are unsecured, non-interest bearing, and due on demand.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB/A constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Information concerning the interpretation of drill results and mineral resource estimates also may be deemed to be forward-looking statements, as such information constitutes a prediction of what mineralization might be found to be present if and when a project is actually developed. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our predictions. Some of these risks and assumptions include:

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

Certain risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-QSB/A. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our annual reports on Form 10-KSB and our current reports on Form 8-K.

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

On September 30, 2007, we had cash on hand of $21,728 and a working capital deficit of $19,465. Current liabilities at September 30, 2007 were $41,193, which included unsecured loans payable to two shareholders of $9,640, $5,231 payable to a former officer and director for rent and management services and $3,030 payable to directors for expenses incurred on behalf of the company.

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

Results of Operations for the Quarter and Six Months Ending on September 30,2007

During the quarter ended September 30, 2007, we had total expenses of $21,175 ($17,487 – 2006), which included management fees of $3,000 ($3,000 - 2006), rent of $1,500 ($1,500 – 2006), professional service fees of $12,866 ($9,167 – 2006), mineral property costs of $1,404 ($3,758 – 2006) and general and administrative expenses of $2,405 ($62 – 2006). Total expenses increased by $3,688 from $17,487 for the quarter ended September 30, 2006 to $21,175 for the quarter ended September 30, 2007, due primarily to our SEC reporting obligations and accounting and auditing expenses. We anticipate total expenses to increase during the remainder of 2007 and into 2008.

During the quarter ended September 30, 2007, we had a comprehensive loss of $22,455, compared to $17,575 for the same period in 2006. During the six month period ending September 30, 2007, we had a comprehensive loss of $49,789 compared to $30,372 for the same period in 2006.

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

Date: November 15, 2007	BANNER RESOURCES, INC. By: /s/ Robert Krause Robert Krause President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

15