Form 10QSB
period 2007-12-31
Banner Resources Inc.
filed 2008-02-19
CIK 1324481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

Issuer's Telephone Number: (604) 681-2575

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 14, 2008, there were 7,445,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008.

As used in this Quarterly Report, the terms “we”, “us”, “our”, “the Company” and “Banner” mean Banner Resources Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Banner Resources Inc.

(An Exploration Stage Company)

December 31, 2007

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	December 31, 2007 $	March 31, 2007 $
ASSETS

Current Assets

Cash	2,266	61,254
Prepaid expenses	-	1,000

Total Assets	2,266	62,254

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	25,375	17,846
Accrued liabilities	1,969	610
Due to related parties (Note 4)	8,295	7,834
Loans payable (Note 5)	9,640	14,640

Total Liabilities	45,279	40,930

Contingencies and Commitments (Notes 1 and 3)

Stockholders’ Equity (Deficit)

Common Stock Authorized: 75,000,000 common shares, par value $0.001 Issued and outstanding: 7,445,000 shares	7,445	7,445

Additional Paid-in Capital	136,250	136,250

Donated Capital (Note 4(a))	37,266	23,766

Accumulated Other Comprehensive Loss	(3,236)	(200)

Deficit Accumulated During the Exploration Stage	(220,738)	(145,937)

Total Stockholders’ Equity (Deficit)	(43,013)	2 1,324

Total Liabilities and Stockholders’ Equity (Deficit)	2,266	62,254

The accompanying notes are an integral part of these interim consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated From January 24, 2005 (Date of Inception) to December 31,	For the Three Months Ended December 31,	For the Three Months Ended December 31,	For the Nine Months Ended December 31,	For the Nine Months Ended December 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

General and administrative	19,742	1,838	897	7,010	961
Management fees (Note 4(a))	35,000	3,000	3,000	9,000	9,000
Mineral property costs	29,289	89	7,657	2,923	11,415
Rent (Note 4(a))	20,854	1,500	1,500	4,500	4,500
Professional services	115,853	21,477	8,422	51,368	25,489

Total Expenses	220,738	27,904	21,476	74,801	51,365

Net Loss	(220,738)	(27,904)	(21,476)	(74,801)	(51,365)

Other Comprehensive Loss

Foreign Currency Translation Adjustment	(3,236)	(144)	640	(3,036)	157

Comprehensive Loss	(223,974)	(28,048)	(20,836)	(77,837)	(51,208)

Net Loss Per Share – Basic and Diluted		-	-	(0.01)	(0.01)

Weighted Average Shares Outstanding		7,445,000	7,445,000	7,445,000	7,143,000

The accompanying notes are an integral part of these interim consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended December 31,	For the Nine Months Ended December 31,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(74,801)	(51,365)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated services	13,500	13,500

Changes in operating assets and liabilities:

Prepaid expenses	1,000	(1,000)
Accounts payable and accrued liabilities	8,888	5,104
Due to related parties	461	2,580

Net Cash Used in Operating Activities	(50,952)	(31,181)

Financing Activities

Repayment of loans payable	(5,000)	-
Proceeds received from issuance of common stock	-	100,000

Net Cash Provided By (Used In) Financing Activities	(5,000)	100,000

Effect of Exchange Rate Changes on Cash	(3,036)	157

Increase (Decrease) in Cash	(58,988)	68,976

Cash – Beginning of Period	61,254	6,383

Cash – End of Period	2,266	75,359

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these interim consolidated financial statements

Banner Resources Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

1.	Exploration Stage Company

Banner Resources (“the Company”) was incorporated in the State of Nevada on January 24, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company does not currently have any property interests, as explained in Note 3.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2007, the Company has a working capital deficit of $43,013 and accumulated losses of $220,738 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)     Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, Banner Exploration Limited, a company incorporated in the Province of British Columbia, Canada, on January 26, 2005. All intercompany transactions and balances have been eliminated upon consolidation. The Company’s fiscal year end is March 31.

b) Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2007, and Auditor's Report dated June 12, 2007, included in the Company’s Annual Report on Form 10-KSB filed with the SEC on July 2, 2007.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2007, and the results of its operations and cash flows for the nine months ended December 31, 2007 and 2006. The results of operations for the nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2007, there are no dilutive potential common shares.

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

As of the date of these interim consolidated financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date, the Company has not established any proven or probable reserves on its mineral properties.

i) Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007 and March 31, 2007, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

k) Donated Services

The Company recognizes professional services donated to the Company based upon their fair value. During the nine-month period ended December 31, 2007, the Company recognized donated management services of $9,000 (2006 - $9,000), and donated rent of $4,500 (2006 - $4,500).

l) Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

m) Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Banner Resources Inc.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

m)    Recently Adopted Accounting Pronouncements (continued)

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.	Mineral Property

On February 1, 2005, the Company acquired a 100% interest in seven mineral claims consisting of 70 mineral claim units located in Clinton Mining Division, British Columbia, Canada, in consideration for the issuance of 320,000 common shares at a fair value price of $0.001 per share or $320 in total. The fair value of these common shares was determined to be $0.001 per share based on the cash sale of common stock on February 28, 2005 being the closest date shares were issued. The purchase price of $320 was charged to operations as mineral property costs as proven or probable reserves have not been established on the mineral property. In order to maintain the Chita claims in good standing, the Company was required to make minimum expenditures on the claims or pay renewal fees. The Company maintained the Chita claims through July 31, 2007. On July 31, 2007, we attempted to pay the renewal fees prior to the expiration on the B.C. Ministry of Energy and Mines – Mineral Titles Online system; however, due to technical problems, the system was not available to process payments. Section 35(1) of the Mineral Tenure Act operates such that a mineral or placer claim forfeits automatically when exploration and development work or payment instead of work has not been registered by the end of the expiry date of the claim. We have been informed that this statutory provision is not set aside due to the unavailability of Mineral Titles Online system and our claims expired. We will be filing a lawsuit against the Ministry of Energy, Mines and Petroleum Resources, Her Majesty the Queen in Right of the Province of British Columbia, Mineral Titles Branch, Mineral Titles Online and the Chief Gold Commissioner for the Province of British Columbia and for the loss of our assets and the Banner Claims as they were subsequently claimed by another party. The Chita claims were registered in the name of our wholly owned subsidiary, Banner Exploration Ltd.

4.	Related Party Transactions
a)

During the nine-month period ended December 31, 2007, the Company recognized a total of $9,000 (2006– $9,000) for donated services at $1,000 per month and $4,500 (2006 –$4,500) for donated rent at $500 per month provided by the President of the Company.

b)

As at December 31, 2007, the Company has an amount owing of $5,231 (March 31, 2007 - $5,231) to the former President of the Company for rent and management services incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

c)

As at December 31, 2007, the Company has an amount owing of $3,064 (March 31, 2007 - $2,603) to directors of the Company for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

5.	Loans Payable

As at December 31, 2007, the Company has $9,640 (March 31, 2007 - $14,640) of outstanding loans payable. These loans are unsecured, non-interest bearing, and due on demand.

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

On February 1, 2005, the Company acquired a 100% interest in seven mineral claims consisting of 70 mineral claim units located in Clinton Mining Division, British Columbia, Canada (the “Chita claims”), in consideration for the issuance of 320,000 common shares at a fair value price of $0.001 per share or $320 in total. The fair value of these common shares was determined to be $0.001 per share based on the cash sale of common stock on February 28, 2005 being the closest date shares were issued. The purchase price of $320 was charged to operations as mineral property costs as proven or probable reserves have not been established on the mineral property. In order to maintain the Chita claims in good standing, the Company was required to make minimum expenditures on the claims or pay renewal fees. The Company maintained the Chita claims through July 31, 2007. On July 31, 2007, we attempted to pay the renewal fees prior to the expiration on the B.C. Ministry of Energy and Mines – Mineral Titles Online system; however, due to technical problems, the system was not available to process payments. Section 35(1) of the Mineral Tenure Act operates such that a mineral or placer claim forfeits automatically when exploration and development work or payment instead of work has not been registered by the end of the expiry date of the claim. We have been informed that this statutory provision is not set aside due to the unavailability of Mineral Titles Online system and our claims expired. We will be filing a lawsuit against the Ministry of Energy, Mines and Petroleum Resources, Her Majesty the Queen in Right of the Province of British Columbia, Mineral Titles Branch, Mineral Titles Online and The Chief Gold Commissioner for the Province of British Columbia for the loss of our assets and the Chita claims as they were subsequently claimed by another party. The Chita claims were registered in the name of our wholly owned subsidiary, Banner Exploration Ltd.

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

On December 31, 2007, we had cash on hand of $2,266 and a working capital deficit of $43,013. Current liabilities at December 31, 2007 were $45,279, which included (1) unsecured loans payable to two shareholders of $9,640, (2) $5,231 payable to a former officer and director for rent and management services and (3) $3,064 to directors of the Company for expenses incurred on behalf of the Company.

During the nine-month period ended December 31, 2007, we recognized a total of $9,000 for services and a total of $4,500 for rent donated by Robert Krause, our President and Treasurer. We anticipate that Mr. Krause will continue to donate services and rent until we have sufficient working capital to pay his salary and rent. We do not have sufficient funds to satisfy our on-going working capital requirements for the fiscal year ending March 31, 2008.

We anticipate that we will be required to raise additional financing during the fiscal year ending March 31, 2008 to fund our on-going working capital requirements.

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

Results of Operations for the Quarter and Nine Months Ending on December 31, 2007

During the quarter ended December 31, 2007, we had total expenses of $27,904 ($21,476 – 2006), which included management fees of $3,000 ($3,000 - 2006), rent of $1,500 ($1,500 – 2006), professional service fees of $21,477 ($8,422 – 2006), mineral property costs of $89 ($7,657 – 2006) and general and administrative expenses of $1,838 ($897 – 2006). Total expenses increased by $6,428 from $21,476 for the quarter ended December 31, 2006 to $27,904 for the quarter ended December 31, 2007, due primarily to our SEC reporting obligations and legal, accounting and auditing expenses. We anticipate total expenses to increase during the remainder of the fiscal year ending March 31, 2008.

During the quarter ended December 31, 2007, we had a comprehensive loss of $27,904, compared to $21,476 for the same period in 2006. During the nine month period ending December 31, 2007, we had a net loss of $74,801 compared to $51,365 for the same period in 2006.

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

Contractual Obligations

As of December 31, 2007, we had no non-cancelable contractual obligations.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the financial statements included in this Quarterly Report.

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

As of the date of the interim consolidated financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date, the Company has not established any proven or probable reserves on its mineral properties.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 1, 2005, the Company acquired a 100% interest in seven mineral claims consisting of 70 mineral claim units located in Clinton Mining Division, British Columbia, Canada (the “Chita claims”), in consideration for the issuance of 320,000 common shares at a fair value price of $0.001 per share or $320 in total. The fair value of these common shares was determined to be $0.001 per share based on the cash sale of common stock on February 28, 2005 being the closest date shares were issued. The purchase price of $320 was charged to operations as mineral property costs as proven or probable reserves have not been established on the mineral property. In order to maintain the Chita claims in good standing, the Company was required to make minimum expenditures on the claims or pay renewal fees. The Company maintained the Chita claims through July 31, 2007. On July 31, 2007, we attempted to pay the renewal fees prior to the expiration on the B.C. Ministry of Energy and Mines – Mineral Titles Online system; however, due to technical problems, the system was not available to process payments. Section 35(1) of the Mineral Tenure Act operates such that a mineral or placer claim forfeits automatically when exploration and development work or payment instead of work has not been registered by the end of the expiry date of the claim. We have been informed that this statutory provision is not set aside due to the unavailability of Mineral Titles Online system and our claims expired. We will be filing a lawsuit against the Ministry of Energy, Mines and Petroleum Resources, Her Majesty the Queen in Right of the Province of British Columbia, Mineral Titles Branch, Mineral Titles Online and The Chief Gold Commissioner for the Province of British Columbia for the loss of our assets and the Chita claims as they were subsequently claimed by another party. The Chita claims were registered in the name of our wholly owned subsidiary, Banner Exploration Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 32.1         Certification of Robert Krause, President and Treasurer, of Banner Resources Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1         Certification of Robert Krause, President and Treasurer, of Banner Resources Inc., pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: February 19, 2008	BANNER RESOURCES, INC. By: /s/ Robert Krause Robert Krause President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)